Form 10-Q
period 1996-10-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-02-12
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended:  October 31, 1996           Commission file number: 000-18081

                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                            87-0360039
(State or other jurisdiction                           (IRS Employer Ident. No.)
of incorporation  or organization)

2204 W. Wellesley
Spokane, Washington                                             99205
(Address of principal executive offices)                     (Zip  code)

                                 (509) 328-9633
                         (Registrant's telephone number)



_X_ Yes, Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                          Common Stock, $0.01 Par Value
                    13,853,465 shares as of October 31, 1996.


                                Total pages: 14

Ramex Synfuels International, Inc.               Statement of Financial
(Unaudited)                                      Position as of October 31, 1996
                                                 and January 31, 1996


                                     ASSETS

                        (Unaudited)
                        October 31,         January 31,
                           1996               1996
                           ----               ----
CURRENT ASSETS
    Cash                  $4,370            $9,408
                          ------            ------

TOTAL ASSETS              $4,370            $9,408
                          ======            ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable                                $    62,092     $    62,831
    Due to Officers and Directors                        90,460          81,221
                                                    -----------     -----------
         Total Current Liabilities                      152,552         144,052
                                                    -----------     -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
         125,000,000 Shares Authorized,
           13,853,465 Shares Issued and
         Outstanding                                    138,534         138,534
Additional Paid-In Capital                            4,576,937       4,576,937
Accumulated Deficit                                  (4,863,653)     (4,850,115)
                                                    -----------     -----------
         Total Stockholders' Equity                    (148,182)       (134,644)
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     4,370     $     9,408
                                                    ===========     ===========




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.          Statement of Operations
(Unaudited)                                 for the Three and Nine Month Periods
                                            Ended October 31, 1996 and 1995



                                 Three Month Periods and Nine Month Periods
                                 October 31, October 31, October 31, October 31,


                                       1996        1995        1996      1995
                                       ----        ----        ----      ----


REVENUE                                $ -0-       $ -0-       $ -0-     $ -0-
                                    --------    --------    --------  --------

OPERATING EXPENSES
         Legal and Accounting            250         260       2,930     3,301
         Office                           22         484       1,626     3,248
         Contract Work                 3,000       9,000       1,000
                                    --------    --------    --------  --------
         Total Operating Expenses      3,272         744      13,556     7,549
                                    --------    --------    --------  --------

(Loss) From Operations                (3,272)       (744)    (13,556)   (7,549)
                                    --------    --------    --------  --------


OTHER INCOME INTEREST                                             18

NET (LOSS)                          $ (3,272)   $   (744)   $(13,538) $ (7,549)
                                    ========    ========    ========  ========

NET (LOSS) PER SHARE                $ (NIL)     $  (NIL)    $ (NIL)   $ (NIL)
                                    ========    ========    ========  ========



   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.               Statement of Changes
(Unaudited)                                      in Stockholders' Equity
                                                 for the Three Month Periods
                                                 Ended October 31, 1996 and 1995

                                                 Additional
                          Common Stock            Paid-In      Accumulated
                      Shares         Amount       Capital       (Deficit)       Total
                      ------         ------       -------       ---------       -----

Balances at
July 31, 1995       12,753,465    $   127,534    $ 4,576,937   $(4,853,532)   $  (149,061)

Net (Loss)                                                            (744)          (744)
                   -----------    -----------    -----------   -----------    -----------
Balances at
October 31, 1995    12,753,465    $   127,534    $ 4,576,937   $(4,854,276)   $  (149,805)
                   ===========    ===========    ===========   ===========    ===========

Balances at
July 30, 1996       13,853,465    $   138,534    $ 4,576,937   $(4,860,381)   $  (144,910)

Net (Loss)                                                          (3,272)        (3,272)
                   -----------    -----------    -----------   -----------    -----------


Balances at
October 31, 1996    13,853,465    $   138,534    $ 4,576,937   $(4,863,653)   $  (148,182)
                   ===========    ===========    ===========   ===========    ===========




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.          Statement of Cash Flows
(Unaudited)                                 for the Three and Nine Month Periods
                                            Ended October 31, 1996 and 1995


                                       Three Month Periods and Nine Month Periods
                                       October 31, October 31, October 31, October 31,
                                          1996        1995        1996        1995
                                          ----        ----        ----        ----
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                          $ (3,272)   $   (744)   $(13,538)   $ (7,549)
     Increase in Accounts Payable          2,630         700       8,500       7,500
                                        --------    --------    --------    --------

NET CASH Used By Operating Activities       (642)        (44)     (5,038)        (49)
                                        --------    --------    --------    --------

NET INCREASE (DECREASE) IN CASH             (642)        (44)     (5,038)        (49)

CASH AT BEGINNING OF PERIOD                5,012         246       9,408         251
                                        --------    --------    --------    --------

CASH AT END OF PERIOD                   $  4,370    $    202    $  4,370    $    202
                                        ========    ========    ========    ========



The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                            Notes to Financial
(Unaudited)                                                   Statements at
                                                              October 31, 1996


NOTE 1 - MANAGEMENT OPINION:

     The financial statements of Ramex Synfuels International, Inc., ("Ramex") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ramex believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K for the fiscal year ended January 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     During the three month period ending October 31, 1996, the Company's only activity was to evaluate the laboratory testing and research of the Ramex Oil Shale Gasification Process and negotiate with financing entities.

     Pursuant to a Contractual Agreement with Southwest Research Institute, Ramex has paid in advance monies for the first phase testing of the Ramex Process. The first phase is intended to establish the recommended scope of work required to initiate the multi-phase project as hereafter described, which may lead to a possible pilot-scale phased field demonstration. The scope of work represents a plan which should match the technical, financial and time scheduling objectives of Ramex for research and developing the Process.

     In a report dated August 25, 1995, Southwest Research Institute reported the following results concerning the first phase testing of the Ramex Process:

Phase I Studies

     The technical efforts presented in this report represent Phase I of a multiple-stage research program aimed at investigating and demonstrating the Ramex Synfuels International oil shale gasification process. This report presents the results of Phase I; Preliminary Laboratory Demonstration Tests designed to: (1) investigate the gasification process on a small scale using electric heaters in oil shale samples approximately 0.25 cu. ft. in volume; and
(2) sample internal temperatures to determine the effective thermal properties over the temperature range in which the kerogen in the shale undergoes changes from semisolid to liquid vapor or gas. The first of these objectives required development and refinement of appropriate test apparatus to achieve a successful testing methodology and procedure. The second objective successfully provided experimental data needed to understand the shale gasification process and heat transfer properties of the oil shale and to plan more thorough studies of the high-temperature heat transfer process for follow-on phases of the research program.

     The laboratory demonstration tests performed in Phase I revealed a basis for interpreting and characterizing the in situ oil shale gasification process. Interpretations listed below, as conclusions and recommendations for future work, are summary highlights for Phase I.

Phase I Conclusions

     (1) The experimental investigations of Phase I have successfully demonstrated the basic shale gasification process described in Ramex Synfuels International Patent No. 4,928,765 dated May 29, 1990. The small scale of these experiments did not permit the shale gas energy production efficiency to be determined. Instead, Phase I provided valuable data and insight into the thermal properties of the oil shale materials and the testing procedures necessary for more complete gasification similitude evaluation tests on larger oil shale samples.

     (2) Heating the oil shale samples in a manner representative of a full-scale field setup was successful in producing both liquid shale oil and in liberating shale gas. Shale oil and gas production was consistent with the kerogen richness of the samples. In addition, the experimental arrangement permitting cyclic liquid-vapor reflux processing yielded a proportionately greater amount of shale gas. As a result, the origins of the shale gas must, at present, be considered to be twofold; namely, liberation of methane and other hydrocarbon gases originally trapped in the semi-solid kerogen and thermal cracking of the kerogen vapors in the heated production and gas delivery zone of the sample. The reflux process observed in the laboratory experiments appears to be adaptable as a full-scale field system feature to utilize downhole waste heat to enhance gas production. The residual shale oil liquids and vapors potentially can be used as fuel for the downhole heater in the full-scale system.

The net shale gas product is then available for other external energy applications or for pipeline transport.

     (3) The heat transfer characteristics derived for the tested oil shale samples are comparable with those of other oil shales reported in the literature and provide adequate data for designing future laboratory experiments with the objective of truly simulating the complete shale gasification process.

     (4) Important technical lessons learned in Phase I will be of particular benefit in the planning and design of follow-on laboratory experiments in Phase
II. The sequence of experiments in Phase I have led to refined sample testing configurations and now provide a database of heating power and shale heat transfer information on which to base new experimental tests using larger size shale samples and increased heating power. Electrical heating methods are preferred for these tests because of their accurate heat control and heater durability. Shale oil vapor and gas collection techniques are now well understood from the Phase I tests and can be used for quantitative analysis and design of more advance laboratory experiments in Phase II.

     (5) Successful results from the preliminary demonstration tests performed in Phase I indicate that the Ramex Process shows good promise for further study and development. More advanced laboratory experiments are now recommended to study the net energy recovery efficiency of the method and to develop the necessary downhole heaters and associated system components required to begin pilot field evaluation tests.

Recommendations for Future Work

     (1) Additional laboratory tests are recommended to be performed on a wider selection of oil shale samples to better characterize and understand the heat transfer process in the shale. These tests should encompass a range of oil shale richness and different types of shale rock matrix (Eastern and Western oil shales). These tests will also be valuable in establishing a routine method for evaluating future field sites for potential gasification.

     (2) Larger scale laboratory demonstration experiments using larger heating power are recommended to more accurately quantify the heat energy required for gasification and to better evaluate the gas production process. Sample sizes having a volume in the range of ten cubic feet or larger are recommended. Data collected on the smaller samples tested to date can be used to accurately specify the sample sizes needed for future testing.

     (3) Field site geological reconnaissance and sampling is needed for purposes of gathering appropriate oil shale samples for future laboratory tests. These efforts could be broadened to include characterization of various field sites for future pilot-scale field testing of the shale gasification process.

     (4) Prototype downhole heater design and development is necessary for testing shale gasification on a pilot scale in the field. Based on certain downhole operational and design constraints emerging from the Phase I tests, prototype gas-fired heater system designs are recommended to be developed, including the specification of any special materials needed for long-term operational life. Prototype heater designs are recommended to be tested in controlled and instrumented shallow limestone rock locations prior to testing in oil shale settings.

     (5) Numerical modeling of the oil shale gasification process is an important aspect of predicting the performance of the method under the various conditions that may be encountered in the field. The laboratory tests recommended above will yield the thermal parameters needed for developing and applying such models. Certain existing and commercially available computer models for heat transfer applications are recommended to be adapted to the special needs of this project, including the ability to handle kerogen phase-change phenomena, the problem of heat transfer in a porous rock matrix, and the nonconservative process of removing heated hydrocarbon mass from the system. Properly developed, a computer simulation model will be particularly valuable in characterizing and optimizing the full-scale field experiments and in the selection of practical pilot-scale test sites.

     (6) A pilot-scale oil shale gasification system is recommended to be designed and specified for construction. This design should be specifically oriented toward initiating operational tests at a field test site where controlled performance testing and measurements are possible. A follow-on phase of this project is recommended to be dedicated to the construction and field operational testing of the pilot-scale system.

     Ramex is attempting to obtain financing for the second, third and fourth phases, while the first phase has been completed The following is a proposed summary of the additional three phases of this project:

Phase II. Laboratory Studies and Analytical Modeling of Shale Gasification:

     The experimental heat transfer testing techniques used in Phase I will be refined and applied to additional samples of oil shale and samples of shale boundary rock materials from several representative field sites. The effective thermal conductivity and thermal diffusion constant of these materials, incorporating combined rock matrix heat conduction and pore-space heat radiation, will be determined to accurately characterize the thermal properties of the oil shales and other geological boundary rock materials that are most representative of typical oil shale gasification sites. In addition to this work, a mathematical model of the in situ heat transfer characteristics of the gasification process will be formulated to predict the full-scale performance of the technique in a layered oil shale formation using the laboratory-derived shale and boundary rock thermal parameters. Typical model cases will be evaluated to yield idealized estimates of the heat transfer process. Numerical models will be evaluated to yield idealized estimates of the heat transfer process. Numerical models will also be computed to allow the effects of inhomogeneties in kerogen content and the presence of fractures to be evaluated. The results of this phase of work will be a comprehensive process parameter study from which a full-scale field test can be designed and implemented in Phase III.

Phase III. Instrumented Field Experiment:

     An appropriate shallow oil shale test site will be selected at which a controlled and instrumented field evaluation experiment of the shale gasification process can be performed. Experimental downhole heater equipment, down hole temperature monitor probes, and a surface gas recovery system will be designed and constructed for use in this experiment. The scope of this experiment will be sufficient to demonstrate the gasification technique in situ and to allow the reliability of the various experimental equipment components to be determined. This field experiment will also provide important information on the practical gas production efficiency, self-heating efficiency, and safety of the process for the particular test site selected.

Phase IV. Pilot-Scale Shale Gasification Project:

     A pilot-scale field demonstration shale gasification system will be constructed and installed in a representative oil shale field for the purpose of operational testing and performance evaluation. The goals of this phase of work are to produce shale gas, convert it to commercially assessable energy, and evaluate the operating performance and endurance/maintenance characteristics of the overall installation.

     Therefore, based on the above described program, Ramex has an overall plan/program, that may ultimately reach commercial production. On April 29, 1994, a Plan was submitted to the United States Department of Energy ("DOE") seeking funding to allow the Ramex process to proceed. The plan was declined due to the lack of funds set-aside for oil shale projects, however it maybe resubmitted at a later date.

     The Company is currently seeking funding from private sources, the outcome of this, is yet to be determined. The financing requested by this plan is crucial to the ongoing development of the process as well as the corporate existence.

Liquidity and Capital Resources

     As of October 31, 1996, the Company's assets consisted of $4,370 in cash. Since there is no certainty of the success of the negotiations for funding for the laboratory test and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.







                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II OTHER INFORMATION.

Item 1. Legal Proceedings.

     The officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than those referenced herein, if any, or others that were reported in prior reports on Form 10-Q. The officers and directors of the registrant do not know of any other litigation being threatened or contemplated.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending October 31, 1996.

Item 5.  Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Not applicable.

     (b) No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                October 31, 1996


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAMEX SYNFUELS INTERNATIONAL, INC.


Dated: November 29, 1996                /s/ Maynard M. Moe
                                        -----------------------------
                                        Maynard M. Moe, President and
                                        Chief Executive Officer


Dated: November 25, 1996                /s/ Kerry L. Weger
                                        -----------------------------
                                        Kerry L. Weger, Secretary-Treasurer and
                                        Chief Financial Officer