Form 10-Q
period 1996-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-05-08
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended:   April 30, 1996            Commission file number: 000-18081

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


X Yes, Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                          Common Stock, $0.01 Par Value
                     13,853,465 shares as of April 30, 1996.


                                 Total pages: 14

Ramex Synfuels International, Inc.                Statement of Financial
(Unaudited)                                       Position as of April 30, 1996
                                                  and January 31, 1996

                                                      ASSETS

                                                                              (Unaudited)
                                                                               April 30,     January 31,
                                                                                 1996            1996
                                                                              -----------    -----------
CURRENT ASSETS
    Cash                                                                      $     6,337    $     9,408
                                                                              -----------    -----------

TOTAL ASSETS                                                                  $     6,337    $     9,408
                                                                              ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable                                                          $    62,831    $    62,831
    Due to Officers and Directors                                                  84,221         81,221
                                                                              -----------    -----------
         Total Current Liabilities                                                147,052        144,052
                                                                              -----------    -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
         125,000,000 Shares Authorized,
         13,853,465 Shares Issued and
         Outstanding                                                              138,534        138,534
Additional Paid-In Capital                                                      4,576,937      4,576,937
Accumulated Deficit                                                            (4,856,186)    (4,850,115)
                                                                              -----------    -----------
         Total Stockholders' Equity                                              (140,715)      (134,644)
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     6,337    $     9,408
                                                                              ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.

Ramex Synfuels International, Inc.                 Statement of Operations
(Unaudited)                                        for the Three Month Periods
                                                   Ended April 30, 1996 and 1995




                                                            1996        1995
                                                          -------      ------

REVENUE                                                   $   -0-      $ -0-
                                                          -------      ------

OPERATING EXPENSES
         Legal and Accounting                               2,180       2,656
         Fees                                                           1,323
         Travel                                                           849
         Office                                               891         382
         Contract Work                                      3,000
                                                          -------      ------
             Total Operating Expenses                       6,071       5,210
                                                          -------      ------

NET (Loss)                                                $(6,071)    $(5,210)
                                                          =======      ======

NET (LOSS) PER SHARE                                      $ (NIL)      $(NIL)
                                                          =======      ======





   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Statement of Changes
(Unaudited)                                        in Stockholders' Equity
                                                   for the Three Month Periods
                                                   Ended April 30, 1996 and 1995




                                                 Additional
                         Common Stock              Paid-In     Accumulated
                     Shares         Amount         Capital      (Deficit)        Total
                   -----------    -----------    -----------   -----------    -----------
Balances at
January 31, 1995    12,753,465    $   127,534    $ 4,576,937   $(4,846,727)   $  (142,256)

Net (Loss)                                                          (5,210)        (5,210)
                   -----------    -----------    -----------   -----------    -----------

Balances at
April 30, 1995      12,753,465    $   127,534    $ 4,576,937   $(4,851,937)   $  (147,466)
                   ===========    ===========    ===========   ===========    ===========

Balances at
January 31, 1996    13,853,465    $   138,534    $ 4,576,937   $(4,850,115)   $  (134,644)

Net (Loss)                                                          (6,071)        (6,071)
                   -----------    -----------    -----------   -----------    -----------

Balances at
April 30, 1996      13,853,465    $   138,534    $ 4,576,937   $(4,856,186)   $  (140,715)
                   ===========    ===========    ===========   ===========    ===========






   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.             Statement of Cash Flows
(Unaudited)                                    for the Three Month Periods
                                               Ended April 30, 1996 and 1995







                                                             1996         1995
                                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                             $(6,071)     $(5,210)
    Increase in Accounts Payable                             3,000        5,100
                                                           -------      -------
       Net Uses of Cash From Operating Activities           (3,071)        (110)
                                                           -------      -------

NET (DECREASE) IN CASH                                      (3,071)        (110)

CASH AT BEGINNING OF PERIOD                                  9,408          251
                                                           -------      -------

CASH AT END OF PERIOD                                      $ 6,337      $   141
                                                           =======      =======





   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                          Notes to Financial
(Unaudited)                                                 Statements at
                                                            April 30, 1996






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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Results of Operations

     During the three month period ending April 30, 1996, the Company's only activity was to evaluate the laboratory testing and research of the Ramex Oil Shale Gasification Process and negotiate with financing entities.

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

     Therefore, based on the above described program, Ramex has an overall plan/program, that may ultimately reach commercial production. On April 29, 1994, a Plan was submitted to the United States Department of Energy ("DOE") seeking funding to allow the Ramex process to proceed. The plan was declined to the lack of funds set-aside for oil shale projects, however it maybe resubmitted at a later date.

     The Company is currently seeking funding from private sources, the outcome of this, is yet to be determined. The financing requested by this plan is crucial to the ongoing development of the process as well as the corporate existence.

Liquidity and Capital Resources

     As of April 30, 1996, the Company's assets consisted of $6,337 in cash. Since there is no certainty of the success of the negotiations for funding for the laboratory test and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.




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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending April 30, 1996.

Item 5. Other Information.

         None.

Item 6 Exhibits and Reports on Form 8-K

         (a)      Not applicable.

         (b)      No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                 April 30, 1996


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  May 24, 1996                    /s/ Maynard M. Moe
                                       -------------------------------
                                       Maynard M. Moe, President and
                                       Chief Executive Officer


Dated:  May 24, 1996                   /s /Kerry L. Weger
                                       -------------------------------
                                       Kerry L. Weger, Secretary-Treasurer and
                                       Chief Financial Officer