Form 10-Q
period 1996-07-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-05-08
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended:   July 31, 1996            Commission file number: 000-18081


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



     [X] Yes,  Registrant  (1) has filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                          Common Stock, $0.01 Par Value
                     13,853,465 shares as of July 31, 1996.


                                 Total pages: 14

Ramex Synfuels International, Inc.                 Statement of Financial
(Unaudited)                                        Position as of July 31, 1996
                                                   and January 31, 1996


                                     ASSETS
                                     ------

                                               (Unaudited)
                                                 July 31,     January 31,
                                                  1996            1996
                                              -------------  ------------
CURRENT ASSETS
    Cash                                       $     5,012    $     9,408
                                               -----------    -----------

TOTAL ASSETS                                   $     5,012    $     9,408
                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable                           $    62,462    $    62,831
    Due to Officers and Directors                   87,460         81,221
                                               -----------    -----------
         Total Current Liabilities                 149,922        144,052
                                               -----------    -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
         125,000,000 Shares Authorized,
           13,853,465 Shares Issued and
         Outstanding                               138,534        138,534
Additional Paid-In Capital                       4,576,937      4,576,937
Accumulated Deficit                             (4,860,381)    (4,850,115)
                                               -----------    -----------
         Total Stockholders' Equity               (144,910)      (134,644)
                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     5,012    $     9,408
                                               ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

Ramex Synfuels International, Inc.        Statement of Operations
(Unaudited)                               for the Three Month and Six Periods
                                          Ended July 31, 1996 and 1995



                                   Three Month Periods  and  Six Month Periods
                                    July 31,   July 31,    July 31,   July 31,
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
REVENUE                            $    -0-    $   -0-     $   -0-     $   -0-
                                   --------    --------    --------    --------
OPERATING EXPENSES
         Legal and Accounting           500         385       2,680       3,041
         Fees                           391       1,714
         Travel                         849
         Office                         713         819       1,604       1,201
         Contract Work                3,000       6,000
                                   --------    --------    --------    --------
         Total Operating Expenses     4,213       1,595      10,284       6,805
                                   --------    --------    --------    --------


(Loss) From Operations               (4,213)     (1,595)    (10,284)     (6,805)
                                   --------    --------    --------    --------

OTHER INCOME INTEREST                    18          18


NET (LOSS)                         $ (4,195)   $ (1,595)   $(10,266)   $ (6,805)
                                   ========    ========    ========    ========

NET (LOSS) PER SHARE               $  (NIL)    $   (NIL)   $   (NIL)   $   (NIL)
                                   ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                Statement of Changes
(Unaudited)                                       in Stockholders' Equity
                                                  for the Three Month Periods
                                                  Ended July 31, 1996 and 1995


                                                                                 Additional
                                                  Common Stock                     Paid-In          Accumulated
                                           Shares               Amount             Capital           (Deficit)             Total
                                         -----------         -----------         -----------        -----------         -----------

Balances at
April 30, 1995                            12,753,465         $   127,534         $ 4,576,937        $(4,851,937)        $  (147,466)

Net (Loss)                                                                                               (1,595)             (1,595)
                                         -----------         -----------         -----------        -----------         -----------


Balances at
July 31, 1995                             12,753,465         $   127,534         $ 4,576,937        $(4,853,532)        $  (149,061)
                                         ===========         ===========         ===========        ===========         ===========

Balances at
April 30, 1996                            13,853,465         $   138,534         $ 4,576,937        $(4,856,186)        $  (140,715)

Net (Loss)                                                                                               (4,195)             (4,195)
                                         -----------         -----------         -----------        -----------         -----------
Balances at
July 31, 1996                             13,853,465         $   138,534         $ 4,576,937        $(4,860,381)        $  (144,910)
                                         ===========         ===========         ===========        ===========         ===========





              The accompanying notes are an integral part of these
                             financial statements.


Ramex Synfuels International, Inc.          Statement of Cash Flows
(Unaudited)                                 for the Three and Six Month Periods
                                            Ended July 31, 1996 and 1995



                                                         Three Month Periods       and           Six Month Periods
                                                     July 31,           July 31,           July 31,           July 31,
                                                       1996               1995               1996               1995
                                                     --------           --------           --------           --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                                       $ (4,195)          $ (1,595)          $(10,266)          $ (6,805)
     Increase in Accounts Payable and
     Due to Officers and Directors                      2,870              1,700              5,870              6,800
                                                     --------           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                        (1,325)               105             (4,396)                (5)

CASH AT BEGINNING OF PERIOD                             6,337                141              9,408                251
                                                     --------           --------           --------           --------

CASH AT END OF PERIOD                                $  5,012           $    246           $  5,012           $    246
                                                     ========           ========           ========           ========









The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                           Notes to Financial
(Unaudited)                                                  Statements at
                                                             July 31, 1996






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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     During the three month period ending July 31, 1996, the Company's only activity was to evaluate the laboratory testing and research of the Ramex Oil Shale Gasification Process and negotiate with financing entities.

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

     Liquidity and Capital Resources

     As of July 31, 1996, the Company's assets consisted of $5,012 in cash. Since there is no certainty of the success of the negotiations for funding for the laboratory test and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.











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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending July 31, 1996.

Item 5.  Other Information.

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a)      Not applicable.

         (b)      No reports were filed pursuant to Form 8-K.

                                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                                     FORM 10-Q
                                                   July 31, 1996


                                                    Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  August 23, 1996                  /s/ Maynard M. Moe
                                         ---------------------------
                                         Maynard M. Moe, President and
                                         Chief Executive Officer


Dated:  August 23, 1996                  /s/ Kerry L. Weger
                                         ---------------------------
                                         Kerry L. Weger, Secretary-Treasurer and
                                         Chief Financial Officer