Form 10-K
period 1997-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-05-08
CIK 857132

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-K

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended January 31, 1997     Commission File Number  000-18081


                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        Nevada                                             87-0360039
(State of Incorporation)                            (IRS Employer Ident. No.)

         2204 W. Wellesley
     Spokane, Washington  99205                          (509)  328-9633
(Address of principal executive offices)         (Registrant's telephone number)

          Securities registered pursuant to Sections 12(b) of the Act:

        Title of Each Class                 Name of Exchange on Which Registered
               None                                        None

          Securities registered pursuant to Sections 12(g) of the Act:

                                 Title of Class
                              (Common Stock ($0.01)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): Yes [x] No [ ], and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Approximately $115,358 as of January 31, 1997 (determined by reference to the average bid and asked prices of such stock on January 31, 1997).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                   As of January 31, 1997,
                          Common Stock, $0.01 Par Value - 13,823,465

                                       Total pages: 37

Documents incorporated herein by reference:

                                      None.

                                           Part I


Item 1. DESCRIPTION OF BUSINESS.

     Ramex is inactive, it was organized for the purpose of and involved in developing and extracting oil, gas, and other energy sources from oil bearing shale. As of January 31, 1997, Ramex was not producing oil or oil shale products. Ramex had been in the development stage until 1992, when all operations closed. Subsequently, the Registrant on December 13, 1993 entered into a Contractual Agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in situ gasification process.

     While the oil shale process has been tested in the laboratory and in several field tests in Wyoming and Indiana, the results from the Process, as utilized on a commercial basis, are unknown and no assurance can be given as to the amount of gas the process will produce, if any, or the longevity of any such production.

     Ramex Synfuels International, Inc., a Nevada corporation ("Ramex") was originally incorporated and commenced operations as Cache Oil Corporation in March, 1980 under the laws of the State of Utah.

     In July, 1980, Cache Oil Corporation purchased in a business combination all of the outstanding common stock of Rams Horn, Inc. , a Wyoming Corporation which was subsequently dissolved. In December, 1980 Cache Oil Corporation merged with the wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah Corporation, with the name of the surviving Utah Corporation being changed to Ramex Synfuels International, Inc. Ramex changed its domicile to Nevada from Utah in December, 1988. All of these entities were in the development stage at the time of acquisition or merger.

The Process

     The oil shale gasification Process is an "in situ" process which means that the shale is not mined. Rather, wells are drilled, similar to natural gas wells, into the shale formation, which is fired by propane or natural gas. The heater raises the temperature of the shale to approximately 1,200 degrees Fahrenheit. This causes a reaction to take place in the oil shale somewhat similar to the reaction in coal when it is turned into coke, or the process when a charcoal briquette is lit at one point and the heat moves through the briquette and releases the hydrocarbons that are stored in the briquette. There is no combustion , however, that actually takes place in the shale. This reaction causes the molecules of hydrocarbon trapped in the shale to be released in the form of kerogen gas, which is then transported to the surface and processed.

Environmental Aspects of the Ramex Process

     Of paramount concern to Ramex is the effect the Process will have on the environment. Particular interest is directed toward its effect on ground water quality.

     In order to obtain a further understanding of the mobilization of trace elements and to indicate the environmental and health effects of the Process, Ramex has conducted a survey of literature looking for similar scenarios on equivalent strata. Ramex has also conducted actual field tests on ground water in and around a production well. In order to assure reliability, both the Indiana Geological Survey and Environmental Consultants of Clarkville, Indiana conducted a series of tests for Ramex as well. The tests compared leachate composition and the results showed that the Process did not materially affect the water in the area near well sites.

Corporate Developments.

     On May 29, 1990 Ramex was issued the Patent for it's oil shale gasification process.

     The patent gives Ramex exclusive rights to any process whereby a hole is drilled into oil shale and a heater is inserted therein and gas is produced back through the same hole. This is an important development for Ramex since it gives Ramex the exclusive right to the process. Anyone who wishes to produce synthetic natural gas in a similar way must negotiate with and pay Ramex a royalty for the use of the Process. The low cost and efficient economic use of currently uneconomic resources makes the Process very important to the energy industry in general and specifically important to the future of Ramex. The Ramex patent will be valid until May 28, 2007.

     Ramex is also in the process of applying for foreign patents in several countries that have significant oil shale deposits. Ramex considers the patent important to the industry.

     Since 1980 , Ramex has been in the process of researching and developing a method to extract synthetic natural gas from oil shale.

     Work began in the laboratory and progressed to an initial field test near Duchesne, Utah, followed by a second field test and two additional field tests near Rock Springs, Wyoming. In April, 1988, Ramex began field testing near Henryville, Indiana. Eight wells were drilled in Indiana. From each well, Ramex has learned more about the Process and has been able to further develop it's technology.

     Based on conclusions derived from the above mentioned tests, Ramex has learned about the process and what is yet to be learned, Ramex has tentatively arrived at the following conclusions:

     1. Ramex has proven that it can produce synthetic natural gas by drilling a hole into the shale and inserting a heater and raising the temperature to over 1,000 degrees Fahrenheit.

     2. Ramex has developed a heater which will allow Ramex to put substantial BTU's of heat into the shale and has developed the surface equipment and controls to control the heater temperature and monitor the temperature of the shale as it is being heated.

     3. Ramex has a patent on the process and may, if it has the necessary funds, to monitor patent infringement on the process. The Registrant is trying to obtain money from outside sources to test the commercial potential of the process.

     Questions yet to be answered from the research obtained prior to using the process on a commercial basis are:

     1. How fast does the heat reaction move through the shale?

     2. How far will the reaction go from the heat source and how much heat is necessary on an incremental basis to keep the reaction zone moving outward from the source heat?

     3. What is the exact chemical composition of the gas that is produced from the process over a period of time and does the composition change with varying amounts of heat and if so, what is the ideal amount of heat to produce the most desirable chemical composition of the gas?

     In all of the field tests in Indiana, Ramex was unable to answer the above questions because water incursions into the heating area after the burner was installed. This problem occurred in every well that was drilled in that area.

     Management has determined that it needs a lengthy burn in a water free environment, and could not be assured that Ramex's lease holdings in Indiana would provide us that kind of environment, nor the surrounding five state area.

     The technology is available to dewater an area of shale. It is done simply analyzing the water table in the area and drilling a number of wells around the perimeter of the area intended to react with, then process and pump the water out creating a cone of depression. On a commercial application of the process that would be the way to handle it. The cost per well would be relatively minimal, but to do so for one well on a research basis is cost prohibitive.

     So, while ultimately the commercial production of gas from the shale in Indiana and other states where high water tables are present is very real and possible, it isn't suitable for research purposes.

     Ramex has had extensive meetings with a recognized leading research institution in dealing with gas technology. Ramex has asked the research institution for a proposal to duplicate the down hole conditions in a laboratory setting and to answer the questions that Ramex has been unable to answer in the field experiments so far. The tremendous advantage of laboratory simulation compared to continued trial and error research in the field is that variables can be introduced, such as higher or lower temperatures and their effects studied to determine exactly the correct temperature necessary to achieve the best reaction and to maintain the thermal front moving in the most economic manner.

     The composition of the gas can also be tested using variable conditions. What would require tremendous outlays of capital in the field can be done with simple inexpensive changes in a laboratory setting. Also, it can be done completely free of incursion by outside influences such as ground water. The volume of gas produced, its composition and the ultimate economics of the process can be determined and perfected much more quickly in a laboratory than in the field. The next step Ramex must take is the completion of laboratory experiments designed to answer the above questions. Ramex is currently in the process of securing funds through a private placement to fund the cost required to do the laboratory testing.

     On September 30, 1993, the Registrant, as sponsor of a private placement of limited partnership interests in Ramex Research Partners, Ltd. closed its offering at the minimum amount intended to be sold of $110,000 and issued a press release regarding same. The partnership interests were offered to investors' meeting suitability standards in multiples of $5,000 with a minimum purchase of one unit. The Registrant is the General Partner of Ramex Research Partners, Ltd. (the "Partnership").

     The Partnership was formed for the purpose of participating with the Registrant in further enhancement and development of the oil shale gasification process (the "Process") which patent is owned by the Registrant. The funds which Ramex receives from the Partnership, as well as funds received from other sources, including funds received from the sale of shares of common stock in the future, if any, will be utilized by the Registrant to conduct additional research of the process which will have as its goals (i) the further understanding of the process involved in the in-situ gasification of shale oil;
(ii) the further development of the technology utilized in the design of the down-hole heaters, which are an integral part of the application of the process, in order to increase the efficiency of such heaters; (iii) the development of more efficient methods for handling the gases produced as a result of the application of the process; (iv) the development of more efficient drilling methods for penetrating and exploiting oil shale through the application of the process; and (v) the development of water containment methods to eliminate the problem of down-hole water flowing in the heater; and (vi) payment of outstanding accounts payable and to fund current operating expenses, to the extent possible, of Registrant.

     In consideration of the capital which the Partnership makes available to the Registrant to fund its research and development activities, the Registrant will grant to the Partnership a limited term royalty, payable out of the proceeds of gas produced from the application of the process. The limited term royalty shall continue until the Partnership has received the greater of (i) payments aggregating 1.10% of the net profits received from the first 1,000 wells drilled and produced using the Ramex process or (ii) payments the limited partners receive aggregates ten times their original contribution.

     The Registrant on December 13, 1993 entered into a Contractual Agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in situ gasification process. The funds obtained as described above were utilized to conduct this research.

Results of Operations

     During the three month period ending January 31, 1997, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and negotiate with potential financing entities.

     This first phase was intended to establish the recommended scope of work required to initiate the multi-phase project as hereafter described, which may lead to a possible pilot-scale phased field demonstration. The scope of work represents a plan which should match the technical, financial and time scheduling objectives of Ramex for research and developing the Process.

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

     Phase II. Laboratory Studies and Analytical Modeling of Shale Gasification:
The experimental heat transfer testing techniques used in Phase I will be refined and applied to additional samples of oil shale and samples of shale boundary rock materials from several representative field sties. The effective thermal conductivity and thermal diffusion constant of these materials, incorporating combined rock matrix heat conduction and pore-space heat radiation, will be determined to accurately characterize the thermal properties of the oil shales and other geological boundary rock materials that are most representative of typical oil shale gasification sites. In addition to this work, a mathematical model of the in situ heat transfer characteristics of the gasification process will be formulated to predict the full-scale performance of the technique in a layered oil shale formation using the laboratory-derived shale and boundary rock thermal parameters. Typical model cases will be evaluated to yield idealized estimates of the heat transfer process. Numerical models will be evaluated to yield idealized estimates of the heat transfer process. Numerical models will also be computed to allow the effects of inhomogeneities in kerogen content and the presence of fractures to be evaluated. The results of this phase of work will be a comprehensive process parameter study from which a full-scale field test can be designed and implemented in Phase III.

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

     Phase IV. Pilot-Scale Shale Gasification Project: A pilot-scale field demonstration shale gasification system will be constructed and installed in a representative oil shale field for the purpose of operational testing and performance evaluation. The goals of this phase of work are to produce shale gas, convert it to commercially assessable energy, and evaluate the operating performance and endurance /maintenance characteristics of the overall installation.

     Therefore, based on the above described program, Ramex will prepare a proposed overall plan/program, that may ultimately reach commercial production. Ramex will continue to seek funding to allow the Ramex process to proceed through phases 2, 3 and 4 of the research and development stage to possible production.

     The financing discussed herein is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the corporation as a means of further financing possibilities, although this is in preliminary discussions only and is predicated upon the proposed plan. Any changes in corporate structure are subject to shareholder approval and at the present no proposed changes have been formulated.

Affiliates

     Ramex had issued an exclusive license to use the Tar Sands Process for the Tar Sands of Canada and a non-exclusive license to use the Process anywhere else in the world to a private corporation named Terr Sant International, Inc. ("Terr Sant") a Nevada corporation. Donald L. Walker, the former President of Ramex bought out the primary stockholder in Terr Sant and renamed the corporation Tri-Gas Technology, Inc. Tri-Gas will utilize the Process under Ramex's supervision in the exploration and development of oil and gas. Ramex's license agreement with Tri-Gas is to develop the Process in Indiana, Kentucky, Tennessee, Ohio and West Virginia; however, they have reached the end of a performance clause of their contract with Ramex.

Competitive Conditions

     Oil shale gasification is a relatively new process for the commercial production of synthetic natural gas, and there are comparatively few companies involved in this activity. At least initially, Ramex does not anticipate any significant competition for geological prospects suitable for conducting its operations from other entities in the oil shale gasification industry. However, Ramex may encounter competition in obtaining future prospects and in selling natural gas by other companies and individuals engaged in traditional exploration for oil and gas; as well as in the organization and conduct of drilling programs, many of whom have greater financial resources and technical capabilities than the Registrant.

Government Regulations

     The following discussion of regulation of the oil and gas industry is necessarily brief, and is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which operations of registrant may be subject.

Regulation of Production Operation

     The production of oil and gas is subject to extensive federal and state laws, rules, orders, and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste, and pollution and protection of the environment. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

Regulation of Sales and Transportation of Natural Gas

     The federal government and various state governments have adopted laws and regulations regarding the control and contamination of the environment, which may affect the operations of the Registrant. Moreover, in the areas where the Registrant would conduct its activities, there are statutory provisions regulating the production of natural gas and administrative agencies may promulgate rules in connection with the operation and production of natural gas wells, determine the reasonable market demand for natural gas, and establish allowable rates for production. Such regulatory orders may restrict the rate at which the Registrant's wells, if any, produce natural gas below the rate at which such wells would be produced in the absence of such regulatory orders.

     It is anticipated that the Registrant's natural gas may be sold in either intrastate commerce or interstate commerce. In either case, the sale of natural gas may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act of 1978 (the "NGPA") enacted November 9, 1978, which became effective with respect to certain first sales of natural gas delivered on or after December 1, 1978. On January 1, 1985, Section 121 of the NGPA deregulated the prices for substantial amounts of interstate and intrastate natural gas, and FERC has amended its regulations to take account said deregulation. Additional volumes of natural gas were deregulated July 1, 1987. The NGPA and regulations promulgated thereunder by FERC provide for maximum lawful ceiling prices for certain categories of natural gas and do not supersede or nullify the effectiveness of any contractual agreement to pay a lower price. Although the Registrant intends to negotiate purchase contracts there is a virtual certainty under current market conditions that the Registrant will not receive the maximum ceiling prices which might be otherwise permitted under the NGPA. It is anticipated that the registrant will receive current market value for its production.

     The NGPA provides that, in addition to the ceiling prices, producers may collect reimbursement of state severance taxes and, to the extent allowed by order or rule of FERC may be reimbursed for compressing, gathering and transporting natural gas, and other similar costs.

     All FERC regulatory rates are ceiling rates, and to the extent the Registrant's natural gas sales contracts do not permit it to sell natural gas at such rates, natural gas will be sold at such lower contract rates.

     If the Registrant sells for resale natural gas which was committed or dedicated to interstate commerce prior to or on November 6, 1978, to the extent such natural gas does qualify as new natural gas, high cost natural gas, or natural gas produced from a new, on shore production well, such sales will be subject to the NGPA and the regulations issued thereunder which require, among other things, that producers selling natural gas for resale in interstate commerce obtain a certificate of public convenience and necessity before commencing most sales and that they secure approval for increase in prices and authorization for abandonment of service once commenced.

     The FERC has been pursuing a policy of encouraging the development of a natural gas market driven by competitive forces and has, over the last several years, implemented a number of regulations to enhance competition in the natural gas market. The domestic natural gas industry remains under federal regulation, pursuant to the Natural Gas Act and the Natural Gas Policy Act. In 1989 Congress passed the Natural Gas Decontrol Act and by 1993 all wellhead regulation of gas prices will end.

Regulation of the Environment

     The exploration, development, production, and processing of oil and gas are subject to various federal and state laws and regulations designed to protect the environment. Various states and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control which could adversely affect the business of the registrant. Compliance with such legislation and regulations, together with all penalties resulting from noncompliance therewith, may increase the cost of oil and gas development, production, and processing operations or may affect the ability of the registrant to complete, in a timely fashion, existing or future activities. Certain of these costs may ultimately be borne by the Registrant.

Employees

     At January 31, 1997, the Registrant had no salaried employees.

ITEM 2. PROPERTIES.

     PATENT. In November, 1989, Ramex received approval from the U.S. Patent Office for it's patent application for oil shale gasification process. The actual patent was issued on May 29, 1990. Ramex's patent covers the drilling of a hole into hydrocarbon bearing shale, inserting a heater and applying heat to the shale formation to cause a reaction which will produce synthetic natural gas and to extract that gas through the same bore hole. It also includes the description of the equipment itself.

     The Registrant's executive offices are located at 2204 W. Wellesley, Spokane, Washington 99205.

ITEM 3. LEGAL PROCEEDINGS.

     A judgment was granted in 1990 to Jack Guthrie and Associates, Inc. of Louisville, Kentucky to recover $12,076.70. Nothing has occurred during this period on the judgment. A lawsuit was filed by Paul A. Petzrick of Annapolis, Maryland to recover $11,524.00 for consulting services. As of the date of this Form 10-K, no activity occurred during this period on this lawsuit and the Registrant intends to settle both of these obligations.

     The officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than that referenced herein. The officers and directors of the registrant do not know of any other litigation being threatened or contemplated. To the best of the knowledge of the officers and directors of the Registrant, there are no investigations of any felonies, misfeasance or securities investigations nor are there any other pending or threatening litigation at the present time other than that referenced herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no submissions to a vote of security holders during the fourth fiscal quarter ended January 31, 1997.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Registrant's common stock is currently traded in the-over-counter market Bulletin Board (Symbol: RAMX)

     The following table sets forth the high and low bid prices of the Common Stock of the Company in the over-the-counter market during the fiscal year end 1996. The information was provided by a market-maker in the Company's stock.

Market price:

                               1995                   1996
                               ----                   ----
        Period            High       Low         High       Low
     First Quarter        $0.06     $0.00        $0.01    $0.001
     Second Quarter       $0.01     $0.00        $0.01    $0.001
     Third Quarter        $0.01     $0.00        $0.01    $0.001
     Fourth Quarter       $0.01     $0.00        $0.01    $0.001

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

     As of January 31, 1997 there were approximately 3,995 holders of record of the Common Stock of the Company.

Dividends

     The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. At the present time, the Company intends to use any earnings (if any) which may be generated to finance the growth of the Company's business.

Item 6. SELECTED FINANCIAL DATA.

                      (Not covered by report of independent accountants)

                                                     Years
                                                Ended January 31,
                                      1994        1995       1996        1997
                                   ---------   ---------   ---------   ---------
Revenues                                -0-         -0-         -0-         -0-

Net Income (loss)                   (58,494)    (15,622)    (21,081)    (19,168)
   from Operations
Income from Forgiveness
  of Debt                               -0-         -0-      17,692         -0-
Income from Interest                    -0-         -0-         -0-          18

   Net Income (loss)                (58,494)    (15,622)    (21,081)    (19,168)

Net Income (loss)
   per common share:              (0.000472)   (0.00122)   (0.00152)   (0.00113)

Current Assets                          786         251       9,408       2,209

Current Liabilities                 145,170     142,507     144,052     156,003

Total Assets                            786         251       9,408       2,209

Stockholder's equity
   (deficit)                       (144,170)   (142,256)   (134,644)   (153,794)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Ramex has been a research and development company from its inception in 1980. Its sole activity prior to the current fiscal period has been to conduct research and development of the Process. The Process for extracting synthetic natural gas from oil shale is described in detail elsewhere in this report. The funds used to complete this research and development have been provided by the sales of stock from the authorized, but unissued, stock of Ramex, loans made by shareholders and by the sale of limited partnership interests in Ramex Research Partners, Ltd. This private placement offering has generated $110,000 in revenues as of September 30, 1993. No actual field research activity was conducted during the fiscal year ending January 31, 1997. It was determined after the completion of the last field project in Indiana that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by Ramex.

     Efforts during the past fiscal year have been primarily directed toward developing funding arrangements for the cost of the laboratory and field work yet to be performed. An offering was conducted to provide some of the required financing for the laboratory research. Subsequently, the Registrant on December 13, 1993 entered into a Contractual Agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in situ gasification process.

     On February 2, 1996, the Board of Directors canceled 30,000 shares of "restricted" (300,000 shares pre-split) common stock issued to Jay Hammond. These shares were canceled subject to non-performance of contract work (drilling) that was never conducted.

Liquidity and Capital Resources:

     As of January 31, 1997 Ramex's current assets were $2,209. Since there is no certainty of the success in negotiations for financing the continued research and development of the Ramex Process, nor is there any certainty of the success of such research, uncertainties do exist with respect to the future levels of Liquidity and Capital, which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements appear on sequential pages 29 to 38 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements in connection with the audits of the three most recent fiscal years and any subsequent interim period with Terrence J. Dunne, CPA.

     The Auditor states, in his report to the Board of Directors, that there are serious doubts as to the ability of the Registrant to continue as a going concern because of recurring losses from operations and a net capital deficiency. The Company has very limited capital and has substantial liabilities. Therefore, Mr. Dunne states in his report to the Board of Directors that these conditions raise substantial doubt about the Company's ability to continue in business.

                                    Part III

Item 10.  DIRECTORS AND  EXECUTIVE  OFFICERS OF THE  REGISTRANT.

     Members of the Board of the Directors and/or Executive Officers of the Registrant, and further information concerning them are as follows:

        Name                            Age                   Position
        ----                            ---                   --------

        Maynard M. Moe                   55           President, Chief Executive
                                                      Officer and Director

        Kerry L. Weger                   50           Secretary-Treasurer
                                                      Director

        George Shutt                     76           Director

        John F. Mayer                    55           Director

        Sigurd "Morris" Mathisen         64           Vice-President

     There are no family relationships among the current Directors and Officers of the Company.

     Maynard M. Moe, age 55, President, Chief Executive Officer and a Director, he was elected to these positions by the Board of Directors on October 8, 1993. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane Community College for Oil Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington from 1978 to 1992. Mr. Moe obtained a Washington State Series 63, NASD Series 7 and Principle Series 23 Licenses. Mr. Moe served as a committee chairman and vice president and director of the Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case.

     During the past ten years Mr. Moe has worked with different companies as a consultant for shareholder relations.

     Kerry L. Weger, age 50, a Director and Secretary-Treasurer since June 22, 1992. Mr. Weger attended Indiana University and received a B.A. in Business and a J.D. from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr. Weger has been in the continuous practice of law for twenty years and is currently practicing law in the State of Indiana. His area of practice encompasses oil and gas and corporate law. Mr. Weger has represented several oil and gas drilling and development companies and is familiar with all phases of drilling and development. Mr. Weger is active in his community, is a member of the Bloomington Planning Commission, the Chamber of Commerce Erosion Development Committee and a past member of the Bloomington Little League Board of Directors and Monroe County Economic Development Council.

     George Shutt, age 76, a Director since June 22, 1992. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants. GESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontract's administrator, project engineer, manufacturing planning for complex electronic systems and manufacturing supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. in Research and Development Department. He was with the U.S. Air Force as an instructor on instrument flying techniques.

     John F. Mayer, age 55, a Director since October, 1988. President and Chief Executive Officer from June 22, 1992 until his resignation from these positions effective October 1, 1993. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post graduate work in physics). Mr. Mayer retired in 1992 from civil service where he was employed as a civilian scientist and weapons system analyst with the Department of Defense for 20 years, 13 years of which were in management positions.

     Sigurd "Morris" Mathisen, age 64, a Vice-President since October 29, 1993. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering/Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities.

     Mr. Mathisen was instrumental in the Installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. Four plus years assistant Resident Manager for J.A. Jones Construction Co. at Hanford, Washington. Responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities. Involved with the construction of many other multi-million dollar projects, with a total of twenty six.

     The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

Item 11.       REMUNERATION OF DIRECTORS AND OFFICERS.

     Officers:

     For the fiscal year ended January 31, 1997, none of the Officers of the Registrant had cash compensation which exceeded $60,000.00

     Directors:

     The Directors of the Company received no compensation for services rendered the Registrant during the fiscal year ended January 31, 1997 in excess of $60,000.00.

     Stock Option and Compensation Bonus Plan:

     Ramex's Stock Option and Compensation Bonus Plan (the "Plan") authorizes 3,000,000 shares of Common Stock for issuance to directors, officers, key-employees, consultants and advisors who contribute materially to the success and profitability of Ramex and who provide key services, consultation or advice to Ramex. As of January 31, 1991, there were 666,666 shares issued pursuant to the Plan. The Plan is intended to advance the interests of Ramex by encouraging and enabling the directors, officers, key employees, consultants and advisors to acquire and retain a proprietary interest in Ramex by ownership of its stock. The Plan is administered by the Board of Directors. The exercise price of each option is to be not less than 76% of the fair market value of the Common Stock on the date of grant or issuance. An option may be exercised for the following maximum amounts: 33% of the amount granted any time at least six months subsequent to the date of grant, an additional 33% of the amount granted any time at least 15 months subsequent to the date of grant an additional 34% of the amount granted any time at least 27 months subsequent to the date of grant. Options under the Plan may not be sold, pledged, signed, hypothecated, transferred or otherwise disposed of and are exercised only by the Optionee or upon his death by his legal representative.

     In the event of termination for cause of an Optionee's employment with Ramex, the options shall expire immediately upon such termination. If the Optionee dies during his employment with Ramex, his options shall be exercisable by his personal representative to the extent the Optionee would have been entitled to exercise such option if he had continued to live and be in such employment, for the lesser of one year after his death or for the remaining term of the Option.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of January 31, 1997, as to each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, and as to the security ownership of each Director of the Company and all Officers and Directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power to the shares listed.


                               Security Ownership

Name and Address                            Amount and Nature         Percent
of Beneficial Owner                       of Beneficial Ownership   of Class (2)
-------------------                       -----------------------   ------------

Donald L. Walker (1)                                 4,339                0.031%
1501 Azure Hills
Van Buren, Arkansas 72956

Gail Sue Walker (2)                                    -0-                   -0-
1501 Azure Hills
Van Buren, Arkansas 72956

Lucros International Corp. (2)                     570,000               4.114%
P. O. Box 647
Van Buren, Arkansas  72956

Greenway Corporation (2)                           551,500               3.980%
P. O. Box 647
Van Buren, Arkansas 72956

Maynard M. Moe                                     610,220               4.405%
President, Chief Executive
Officer, Director
2204 W. Wellesley
Spokane, WA 99205

John F. Mayer                                      392,000               2.830%
Director
534 Valley Drive
Kerrville, Texas 78028

George Shutt                                        42,450               0.306%
Director
17582 Meredith Dr.
Santa Ana, CA  92705

Kerry L. Weger                                      71,000               0.513%
Secretary-Treasurer, Director
635 N. College Avenue
Bloomington, IN 47404

Sigurd "Morris" Mathisen                            46,200               0.333%
Vice-President
6415 N. Fleming
Spokane, WA 99208

All Directors and                                                        8.387%
Executive Officers
as a Group (5 persons)
as of the date of this
Form 10-K

(1)  Mr. Walker is the husband of Gail Sue Walker.

(2) Mrs. Walker is the sole shareholder of Lucros International Corporation and Greenway Corporation, therefore this reflects that ownership/beneficial interest as of January 31, 1997.

Item 13. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

     There were no transactions between management and Registrant during the period covered by this report.

                                           Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) The financial statements listed in the following index are filed as part of this Annual Report on Form 10-K:

                                                                 Sequential Page

     Consent of Auditor                                               28
     Report of Independent Auditor                                    31
     Statement of Financial Position at                               32
     January 31, 1997, 1996 and 1995.
     Statement of Operations for the Years ended                       33
     January 31, 1997, 1996 and 1995.
     Statement of Changes in Stockholders' Equity                     35
       for the years ended January 31, 1997, 1996 and 1995.
     Statement  of Cash Flows for the Years Ended                     36
       January 31,  1997,  1996 and 1995.
     Notes to Financial Statements at January 31, 1997, 1996
     and 1995.                                                     36-37

     a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

     (a) (3) Exhibits*.

     (b) There were no reports filed on Form 8-K during the fiscal fourth quarter ended January 31, 1997.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Ramex Synfuels International, Inc.
                                            Registrant


Dated:   April 4, 1997                  By: sgd. Maynard M. Moe
                                            ----------------------------
                                            Maynard M. Moe
                                            President, CEO and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


Dated:   April 4, 1997                  By: sgd. Maynard M. Moe
                                            ----------------------------
                                            Maynard M. Moe
                                            President, Director and
                                            Chief Executive Officer


Dated:   April 4, 1997                  By: sgd. Kerry L. Weger
                                            -------------------------------
                                            Kerry L. Weger, Secretary-Treasurer
                                            and Director


Dated:   April 4, 1997                  By: sgd. George E. Shutt
                                            ------------------------------
                                            George E. Shutt
                                            Director


Dated:   April 4, 1997                  By: sgd. John F. Mayer
                                            ----------------------------
                                            John F. Mayer
                                            Director

                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                                    Contents

                                                                              PAGE
                                                                              ----

 Independent Auditor's Report                                                   1

 Statement of Financial Position as of January 31, 1997 and 1996                2

 Statement of Operations For the Years Ended January 31, 1997, 1996 and 1995    3

 Statement of Changes in Stockholders' Equity For the Years Ended January 31,
 1997,1996 and 1995                                                             4

 Statement of Cash Flows For the Years Ended January 31, 1997, 1996 and 1995    5

 Notes to Financial Statements                                                 6-8

 To The Board of Directors of
 Ramex Synfuels International, Inc.


                          INDEPENDENT AUDITOR'S REPORT


I have audited the statement of financial position of Ramex Synfuels International, Inc. as of January 31, 1997 and January 31, 1996 and the related statements of Operations, changes in stockholders' equity, and cash flows for the years ended January 31, 1997, January 31, 1996 and January 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramex Synfuels international, Inc. as of January 31, 1997 and January 31, 1996 and the results of operations, changes in stockholders' equity and cash flows for the years ended January 31, 1997, January 31, 1996 and January 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no working capital and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue in business. The financial statements do not include any adjustments that might result from the inability to continue in business.



 Terrence J. Dunne
 Certified Public Accountant

 Spokane, Washington
 March 28, 1997

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
                                           January 31, 1997 and January 31, 1996

                                     ASSETS


                                                     January 31,    January 31,
                                                        1997           1996
                                                     -----------    -----------
CURRENT ASSETS
    Cash                                             $     2,209    $     9,408
                                                     -----------    -----------

TOTAL ASSETS                                         $     2,209    $     9,408
                                                     ===========    ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable                                 $    62,782    $     62,831
    Due to Officers and Directors                         93,221          81,221
                                                     -----------    -----------
        Total Current Liabilities                        156,003         144,052
                                                     -----------    -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value; 125,000,000
      Shares Authorized, 13,853,465 Shares Issued
      and outstanding as of January 31, 1996;
      13,853,465 shares issued and outstanding
      as of January 31, 1997                             138,534        138,534
Additional Paid-In Capital                             4,577,237      4,576,937
Accumulated Deficit                                   (4,869,265)    (4,850,115)
                                                     -----------    -----------
        Total Stockholders' Equity                      (153,794)      (134,644)
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     2,209    $     9,408
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.   Statement of Operations for the Years Ended
                                     January 31, 1997, 1996 and 1995

                                            January 31,       January 31,         January 31,
                                               1997              1996                1995
                                             --------          ---------           --------
REVENUE                                      $   -0-           $    -0-            $   -0-
                                             --------          ---------           --------

GENERAL AND ADMINISTRATIVE EXPENSES            19,168             21,080             15,622
                                             --------          ---------           --------

(Loss) From Operations                        (19,168)           (21,080)           (15,622)

OTHER INCOME
        Interest                                   18
        Forgiveness of debt (Note 3)                              17,692
                                             --------          ---------           --------

            Total other income                     18             17,692
                                             --------          ---------           --------


NET (LOSS)                                   $(19,150)         $  (3,388)          $(15,622)
                                             ========          =========           ========

NET (LOSS) PER SHARE                         $   (NIL)         $    (NIL)          $   (NIL)
                                             ========          =========           ========


The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.
                                Statement of Changes in Stockholders' Equity For the Years Ended January 31, 1997, 1996 and 1995


                                                                         Additional
                                         Common Stock                     Paid-In               Accumulated
                                     Shares         Amount                Capital                (Deficit)                 Total
                                   ----------      ---------             ----------             -----------             -----------
Balances as of
January 31, 1994                  123,984,155       $123,984             $4,562,737             $(4,831,105)            $  (144,384)

Common stock issued for
   services at $..005 per share       550,000            550                  2,200                                           2,750

Reverse split of common
  stock on a 1 for 10 basis
  and increase in par value
  from $.001 per share to
  $.01 per share                 (112,080,690)

Common stock issued for
   cash at $..05 per share            300,000          3,000                 12,000                                          15,000

Net (loss) for the year
   January 31, 1995                                                                                 (15,622)                (15,622)
                                   ----------      ---------             ----------             -----------             -----------

Balances as of
January 31, 1995                   12,753,465        127,534              4,576,937              (4,846,727)               (142,256)

Common stock issued for
   cash at $..01 per share          1,100,000         11,000                                                                 11,000

Net (loss) for the year
   January 31, 1996                                                                                  (3,388)                 (3,388)
                                   ----------      ---------             ----------             -----------             -----------

Balances as of
January 31, 1996                   13,853,465        138,534              4,576,937              (4,850,115)               (134,644)

Cancellation of 30,000
   shares of common stock             (30,000)          (300)                   300

Net (loss) for the year
   January 31, 1996                                                                                 (19,150)                (19,150)
                                   ----------      ---------             ----------             -----------             -----------

Balances as of
   January 31, 1997                13,823,465      $ 138,234             $4,577,237             $(4,869,265)            $  (153,794)
                                   ==========      =========             ==========             ===========             ===========


   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Cash Flows For the Years
                                           Ended January 31, 1997, 1996 and 1995



                                                               January 31,         January 31,         January 31,
                                                                  1996                1995                1996
                                                                --------            --------            --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                                                  $(19,150)           $ (3,388)           $(15,622)
    Adjustments for non-cash expenses:
          Common stock issued for services                                                                 2,750
     Increase (decrease) in accounts payable
          amounts due officer and directors                       11,951               1,545              (2,663)
                                                                --------            --------            --------

            Net cash used from operating activities               (7,199)             (1,843)            (15,535)
                                                                --------            --------            --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    Proceeds from sale of common stock                                                11,000              15,000
                                                                --------            --------            --------

NET INCREASE (DECREASE) IN CASH                                   (7,199)              9,157                (535)

CASH AT BEGINNING OF YEAR                                          9,408                 251                 786
                                                                --------            --------            --------

CASH AT END OF YEAR                                             $  2,209            $  9,408            $    251
                                                                ========            ========            ========


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS                      Notes to Financial Statements

NOTE I -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          The history of the Company began when Cache Oil Corporation was incorporated in March, 1980, under the laws of the State of Utah. In July, 198O, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Ramex Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December, 1980, Cache Oil merged with a wholly owned subsidiary of Ramex Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah corporation, with the name of the surviving Utah corporation being changed to Ramex Synfuels International, Inc. The Company had been in the development stage until 1992, when all operations closed.

          In September, 1993, the Company as the general partner in newly formed Ramex Research Partners, Ltd., a Texas limited partnership, raised $110,000 for further development of an oil shale gasification process. This process is protected by a patent (issued on May 29, 1990) owned by the Company. In return for this funding, the Company has granted to the limited partners a limited term royalty payable from the future proceeds, if any, of gas produced from the application of this process. This limited term royalty will continue until the limited partners have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2) payments aggregating ten times the limited partners' original investment. On December 13, 1993, the Company entered into a contractual agreement with Southwest Research Institute of San Antonio, Texas, for the first phase testing of this patented gasification process. Ramex Research Partners, Ltd., has provided the funding for this testing.

          Equipment is recorded at cost and depreciated over the estimated useful life on straight-line basis.

          Common stock issued for expenses, services, and payment of liabilities is accounted for at the estimated fair market value as determined by the board of directors at the date of issue.

          Intangible oil and gas drilling costs (extraction processes) are amortized on a straight-line basis over ten years

          Earnings (losses) per share are computed on the basis of the weighted average number of common outstanding shares during the year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

 NOTES TO FINANCIAL STATEMENTS                     Notes to Financial Statements

NOTE 2 -  ACCOUNTS PAYABLE

          For the years ended January 31, 1997 and January 317 1996, two creditors had outstanding judgments against the Company totaling $23,525. Other trade payables comprised the remaining balances as follows:

              January 31,                     Amount
              -----------                     ------

                 1996                        $39,306
                                             -------

                 1997                        $39.257
                                             -------

NOTE 3 -  FORGIVENESS OF DEBT

          A former president of the Company paid a liability of $17,692, during the fiscal year ended January 31, 1996, and he is not expecting repayment from the Company; therefore, this results in forgiveness of debt to the Company.

NOTE 4 -  DUE TO OFFICERS AND DIRECTORS AND RELATED PARTY TRANSACTIONS

          As of January 31, 1997, the Company owed the current president (Maynard Moe) $57,400 for consulting fees, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company. As of January 31, 1996, the Company owed the current president (Maynard Moe) $45,400 for consulting fees, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company.

NOTE 5 -  STOCK OPTION AND COMPENSATION BONUS  PLAN

          The Company originally set aside 3,O00,000 shares of common stock which is available for issuance to directors, officers, key employees, consultants and advisors who contribute to the success of the Company. This stock option plan is administered by the hoard of directors and the exercise price of each option is not to be less than 76% of the fair market value of the common stock on the date of grant or issuance. Upon the issuance of a stock option, an option may be exercised for the following maximum amounts: 33% of the amount granted any time at least six months subsequent to the date of grant, an additional 33% of the amount granted any time at least 15 months subsequent to the date of grant, and an additional 34% of the amount granted any time at least 27 months subsequent to the date of grant. Options under the plan may not be sold, pledged, hypothecated, transferred or otherwise disposed of and are exercisable only by the optionee or, upon his death, by his legal representative. As of January 31, 1997, there were 2,333,334 shares of common stock available to be issued under this plan.

NOTES TO FINANCIAL STATEMENTS                      Notes to Financial Statements

NOTE 6 -  INCOME TAXES

          The Company has a net operating loss carryover of $4,830,965 to the year ended January 31, 1998. These loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.