Form 10-Q
period 1997-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-06-27
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended: April 30, 1997            Commission file number: 000-18081

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



__X__ Yes, Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                          Common Stock, $0.01 Par Value
                     14,323,465 shares as of April 30, 1997.


                                 Total pages: 14

Ramex Synfuels International, Inc.                Statement of Financial
(Unaudited)                                       Position as of April 30, 1997
                                                  and January 31, 1997


                                     ASSETS
                                     ------

                                                     (Unaudited)
                                                       April 30,    January 31,
                                                         1997          1997
                                                     -----------    -----------
CURRENT ASSET
    Cash                                             $     2,778    $     2,209
                                                     -----------    -----------

TOTAL ASSETS                                         $     2,778    $     2,209
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
    Accounts Payable                                 $    63,382    $    62,782
    Due to Officers and Directors                         96,221         93,221
                                                     -----------    -----------
         Total Current Liabilities                       159,603        156,003
                                                     -----------    -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
           125,000,000 Shares Authorized;
           13,823,465 Shares Issued and
           Outstanding as of January 31, 1997 and
           14,323,465 Shares Issued and Outstanding
           as of April 30, 1997                          143,234        138,234
Additional Paid-In Capital                             4,577,237      4,577,237
Accumulated Deficit                                   (4,877,296)    (4,869,265)
                                                     -----------    -----------
         Total Stockholders' Equity                     (156,825)      (153,794)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     2,778    $     2,209
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                Statement of Operations
(Unaudited)                                       for the Three Month Periods
                                                  Ended April 30, 1997 and 1996




                                                         April 30,     April 30,
                                                            1997          1996
                                                         ---------     --------


REVENUE                                                  $   -0-       $    -0-
                                                         ---------     --------

GENERAL AND ADMINISTRATIVE EXPENSES                        8,031          6,071
                                                         ---------     --------

NET (Loss)                                               $(8,031)      $ (6,071)
                                                         =========     ========

NET (LOSS) PER SHARE                                     $  (NIL)      $   (NIL)
                                                         =========     ========





   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                Statement of Changes
(Unaudited)                                       in Stockholders' Equity
                                                  for the Three Month Periods
                                                  Ended April 30, 1997 and 1996






                                                   Common Stock                  Additional
                                                   ------------                    Paid-In          Accumulated
                                           Shares               Amount             Capital           (Deficit)             Total
                                         -----------         -----------         -----------        -----------         -----------

Balances at
January 31, 1996                          13,853,465         $   138,534         $ 4,576,937        $(4,850,115)        $  (134.644)

Net (Loss)                                                                                               (6,071)             (6,071)
                                         -----------         -----------         -----------        -----------         -----------

Balances at
April 30, 1996                            13,853,465         $   138,534         $ 4,576,937        $(4,856,186)        $  (140,715)
                                         ===========         ===========         ===========        ===========         ===========

Balances at
January 31, 1997                          13,823,465         $   138,234         $ 4,577,237        $(4,869,265)        $  (153,794)

Common Stock
Issued for
Cash at
$0.01 per share                              500,000               5,000                                                      5,000

Net (Loss)                                                                                               (8,031)             (8,031)
                                         -----------         -----------         -----------        -----------         -----------

Balances at
April 30, 1997                            14,323,465         $   143,234         $ 4,577,237        $(4,877,296)        $  (156,825)
                                         ===========         ===========         ===========        ===========         ===========



   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                Statement of Cash Flows
(Unaudited)                                       for the Three Month Periods
                                                  Ended April 30, 1997 and 1996



                                                           April 30,   April 30,
                                                             1997        1996
                                                           -------      -------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                             $(8,031)     $(6,071)
    Increase in Accounts Payable                             3,600        3,000
                                                           -------      -------
       Net Uses of Cash From Operating Activities           (4,431)      (3,071)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of Common Stock                                     5,000
                                                           -------

NET INCREASE (DECREASE) IN CASH                                569       (3,071)

CASH AT BEGINNING OF PERIOD                                  2,209        9,408
                                                           -------      -------

CASH AT END OF PERIOD                                      $ 2,778      $ 6,337
                                                           =======      =======




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                           Notes to Financial
(Unaudited)                                                  Statements at
                                                             April 30, 1997




NOTE 1 - MANAGEMENT OPINION:

     The financial statements of Ramex Synfuels International, Inc., ("Ramex") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ramex believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K for the fiscal year ended January 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     During the three month period ending April 30, 1997, the Company's only activity was to assess the possibility of further laboratory testing and research concerning the Ramex Oil Shale Gasification Process (the "Process"). The Company's Management continued to pursue financing entities for possible financing of the Ramex Oil Shale Gasification Process and continued Corporate operations.

     Pursuant to a Contractual Agreement with Southwest Research Institute, Ramex paid for the first phase testing of the Ramex Process. The first phase is intended to establish the recommended scope of work required to initiate the multi-phase project as hereafter described, which may lead to a possible pilot-scale phased field demonstration. The scope of work represents a plan which should match the technical, financial and time scheduling objectives of Ramex for research and developing the Process.

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

     Liquidity and Capital Resources

     As of April 30, 1997, the Company's assets consisted of $2,778 in cash. Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.




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

Item 2. Changes in Securities.

     The Company privately placed 500,000 shares of common restricted stock, which shares have not been registered under the Securities Act of 1933, and are subject to the provisions and holding requirements of Rule 144 of the Securities Act of 1933 as amended. These 500,000 shares were purchased by four individuals; with three individuals acquiring 100,000 shares and one acquiring 200,000 shares. The purchaser's paid $0.01 per share, all of whom are current shareholders of the Company. This private placement included two members of the Board of Directors, Mr. Maynard M. Moe, the President and John F. Mayer; they acquired 100,000 shares each.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending April 30, 1997.

Item 5. Other Information.

     None.

Item 6 Exhibits and Reports on Form 8-K

     (a) Not applicable.

     (b) No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                 April 30, 1997


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAMEX SYNFUELS INTERNATIONAL, INC.


Dated: May 30, 1997                     /s/Maynard M. Moe
                                        -----------------------------
                                        Maynard M. Moe, President and
                                        Chief Executive Officer


Dated: June 3, 1997                     /s/Kerry L. Weger
                                        ---------------------------------------
                                        Kerry L. Weger, Secretary-Treasurer and
                                        Chief Financial Officer