Form 10-Q
period 1997-07-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-09-09
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


       For quarter ended: July 31, 1997 Commission file number: 000-18081

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

                          Common Stock, $0.01 Par Value
                     14,323,465 shares as of July 31, 1997.

                                Total pages: 14

Ramex Synfuels International, Inc.                  Statement of Financial
(Unaudited)                                         Position as of July 31, 1997
                                                    and January 31, 1997


                                     ASSETS

                                                    (Unaudited)
                                                      July 31,       January 31,
                                                        1997            1997
                                                       ------          ------
CURRENT ASSETS
    Cash                                               $3,012          $2,209
                                                       ------          ------

TOTAL ASSETS                                           $3,012          $2,209
                                                       ======          ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable                                 $ 63,382        $ 62,782
    Due to Officers and Directors                      99,221          93,221
                                                     --------        --------
         Total Current Liabilities                    162,603         156,003
                                                     --------        --------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
       25,000,000 Shares Authorized;
       13,823,465 Shares Issued and
       Outstanding as of January 31, 1997 and
       14,323,465 Shares Issued and Outstanding
       as of July 31, 1997                            143,234        138,234
Additional Paid-In Capital                          4,577,237      4,577,237
Accumulated Deficit                                (4,880,062)    (4,869,265)
         Total Stockholders' Equity                  (159,591)      (153,794)
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     3,012    $     2,209
                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.           Statement of Operations
(Unaudited)                                  for the Three and Six Month Periods
                                             Ended July 31, 1996 and 1995



                                     Three Month Periods and Six Month Periods
                                     July 31,   July 31,   July 31,    July 31,
                                       1997       1996       1997        1996
                                     -------    -------    --------    --------


REVENUE                              $ -0-      $ -0-      $ -0-           $-0-
                                     -------    -------    --------    --------

GENERAL AND
ADMINISTRATIVE EXPENSES                2,766      4,195      10,797      10,266
                                     -------    -------    --------    --------

NET (LOSS)                           $(2,766)   $(4,195)   $(10,797)   $(10,266)
                                     =======    =======    ========    ========

NET (LOSS) PER SHARE                 $(NIL)     $(NIL)     $(NIL)       $ (NIL)
                                     =======    =======    ========    ========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                  Statement of Changes
(Unaudited)                                         in Stockholders' Equity
                                                    For The Three Month Periods
                                                    Ended July 31, 1997 and 1996


                       Common Stock             Additional
                 --------------------------      Paid-In     Accumulated
                   Shares         Amount         Capital      (Deficit)        Total
                 -----------    -----------    -----------   -----------    -----------
Balances at
April 30, 1996    13,853,465    $   138,534    $ 4,576,937   $(4,856,186)   $  (140,715)

Net (Loss)                                                        (4,195)        (4,195)
                 -----------    -----------    -----------   -----------    -----------

Balances at
July 31, 1996     13,853,465    $   138,534    $ 4,576,937   $(4,860,381)   $  (144,910)
                 ===========    ===========    ===========   ===========    ===========

Balances at
April 30, 1997    14,323,465    $   143,234    $ 4,577,237   $(4,877,296)   $  (156,825)


Net (Loss)                                                        (2,766)        (2,766)
                 -----------    -----------    -----------   -----------    -----------

Balances at
July 31, 1997     14,323,465    $   143,234    $ 4,577,237   $(4,880,062)   $  (159,591)
                 ===========    ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.           Statement of Cash Flows
(Unaudited)                                  For the Three and Six Month Periods
                                             Ended July 31, 1997 and 1996


                                        Three Month Periods  and  Six Month Periods
                                        July 31,     July 31,   July 31,    July 31,
                                          1997        1996       1997         1996
                                        --------    --------    --------    --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                          $ (2,766)   $ (4,195)   $(10,797)   $(10,266)
     Increase in Accounts Payable and
     Due to Officers and Directors         3,000       2,870       6,600       5,870
                                        --------    --------    --------    --------

         Net cash used from operating
           activities                        234      (1,325)     (4,197)     (4,396)

CASH FLOWS FROM
FINANCING ACTIVITIES                                               5,000
                                                                --------
NET INCREASE (DECREASE)
IN CASH                                      234      (1,325)        803      (4,396)

CASH AT BEGINNING OF PERIOD                2,778       6,337       2,209       9,408
                                        --------    --------    --------    --------

CASH AT END OF PERIOD                   $  3,012    $  5,012    $  3,012    $  5,012
                                        ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                            Notes to Financial
(Unaudited)                                                   Statements at
                                                              July 31, 1997


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     During the three month period ending July 31, 1997, the Company's only activity was to assess the possibility of further laboratory testing and research concerning the Ramex Oil Shale Gasification Process (the "Process"). The Company's Management continued to pursue financing entities for possible financing of the Ramex Oil Shale Gasification Process and continued Corporate operations.

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

     Ramex is attempting to obtain financing for the second, third and fourth phases, while the first phase has been completed. The following is a proposed summary of the additional three phases of this project:

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

     Liquidity and Capital Resources

     As of July 31, 1997, the Company's assets consisted of $3,012 in cash. Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.




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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending July 31, 1997.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Not applicable.

     (b) No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                  July 31, 1997


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  August 26, 1997                  /s/ Maynard M. Moe
                                         ---------------------------------------
                                         Maynard M. Moe, President and
                                         Chief Executive Officer


Dated:  August 27, 1997       `          /s/ Kerry L. Weger
                                         ---------------------------------------
                                         Kerry L. Weger, Secretary-Treasurer and
                                         Chief Financial Officer