Form 10-Q
period 1997-10-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1997-12-12
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended: October 31, 1997            Commission file number: 000-18081

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

--------------------------------------------------------------------------------

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

                          Common Stock, $0.01 Par Value
                    14,323,465 shares as of October 31, 1997.


                                 Total pages: 14

Ramex Synfuels International, Inc.               Statement of Financial
(Unaudited)                                      Position as of October 31, 1997
                                                 and January 31, 1997


                                     ASSETS
                                     ------

                                                       (Unaudited)
                                                       October 31,   January 31,
                                                           1997          1997
                                                      ------------  ------------
CURRENT ASSETS
    Cash                                              $     1,850   $     2,209
                                                      ------------  ------------


TOTAL ASSETS                                          $     1,850   $     2,209
                                                      ============  ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



CURRENT LIABILITIES
    Accounts Payable                                  $    64,141   $    62,782
    Due to Officers and Directors                         102,220        93,221
                                                      ------------  ------------
         Total Current Liabilities                        166,361       156,003
                                                      ------------  ------------



STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value;
          125,000,000 Shares Authorized;
           13,823,465 Shares Issued and
           Outstanding as of January 31, 1997 and
           14,323,465 Shares Issued and Outstanding
           as of October 31, 1997                         143,234       138,234
Additional Paid-In Capital                              4,577,237     4,577,237
Accumulated Deficit                                    (4,884,982)   (4,869,265)
                                                      ------------  ------------
         Total Stockholders' Equity                      (164,511)     (153,794)
                                                      ------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     1,850   $     2,209
                                                      ============  ============





   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.          Statement of Operations
(Unaudited)                                 for the Three and Nine Month Periods
                                            Ended October 31, 1997 and 1996



                                  Three Month Periods and Six Month Periods
                             October 31,  October 31,  October 31,   October 31,
                                1997         1996         1997          1996
                              --------     --------     --------      --------

REVENUE                       $    -0-     $    -0-     $    -0-      $    -0-
                              --------     --------     --------      --------

GENERAL AND
ADMINISTRATIVE EXPENSES          4,920        3,272       15,717        13,538
                              --------     --------     --------      --------

NET (LOSS)                    $ (4,920)    $ (3,272)    $(15,717)     $(13,538)
                              ========     ========     ========      ========

NET (LOSS) PER SHARE          $  (NIL)     $  (NIL)     $  (NIL)      $  (NIL)
                              ========     ========     ========      ========




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.              Statement of Changes
(Unaudited)                                     in Stockholders' Equity
                                                For The Three Month Periods
                                                Ended October 31, 1997 and 1996



                                                    Common Stock                 Additional
                                           ------------------------------         Paid-In          Accumulated
                                              Shares             Amount            Capital           (Deficit)             Total
                                           -----------        -----------        -----------        -----------         -----------
Balances at
July 31, 1996                               13,853,465        $   138,534        $ 4,576,937        $(4,860,381)        $  (144,910)

Net (Loss)                                                                                               (3,272)             (3,272)
                                           -----------        -----------        -----------        -----------         -----------

Balances at
October 31, 1996                            13,853,465        $   138,534        $ 4,576,937        $(4,863,653)        $  (148,182)
                                           ===========        ===========        ===========        ===========         ===========

Balances at
July 31, 1997                               14,323,465        $   143,234        $ 4,577,237        $(4,880,062)        $  (159,591)


Net (Loss)                                                                                               (4,920)             (4,920)
                                           -----------        -----------        -----------        -----------         -----------

Balances at
October 31, 1997                            14,323,465        $   143,234        $ 4,577,237        $(4,884,982)        $  (164,511)
                                           ===========        ===========        ===========        ===========         ===========




   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.         Statement of Cash Flows
(Unaudited)                                For the Three and Nine Month Periods
                                           Ended October 31, 1997 and 1996


                                                                         Three Month Periods     and        Nine Month Periods
                                                                  October 31,       October 31,       October 31,       October 31,
                                                                     1997              1996              1997              1996
                                                                   --------          --------          --------          --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                                                     $ (4,920)         $ (3,272)         $(15,717)         $(13,538)
     Increase in Accounts Payable and
     Due to Officers and Directors                                    3,758             2,630            10,358             8,500
                                                                   --------          --------          --------          --------

         Net cash used from operating
           activities                                                (1,162)             (642)           (5,359)           (5,038)

CASH FLOWS FROM
FINANCING ACTIVITIES

         Proceed from sale of common stock                                                                5,000
                                                                                                       --------

NET INCREASE (DECREASE)
IN CASH                                                              (1,162)             (642)             (359)           (5,038)

CASH AT BEGINNING OF PERIOD                                           3,012             5,012             2,209             9,408
                                                                   --------          --------          --------          --------

CASH AT END OF PERIOD                                              $  1,850          $  4,370          $  1,850          $  4,370
                                                                   ========          ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                            Notes to Financial
(Unaudited)                                                   Statements at
                                                              October 31, 1997



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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Results of Operations

     During the three month period ending October 31, 1997, the Company's only activity was to assess other business ventures and evaluate the possibility of further laboratory testing and research concerning the Ramex Oil Shale Gasification Process (the "ProcessO). The CompanyOs Management continued to pursue financing entities for possible financing of the Ramex Oil Shale Gasification Process and continued Corporate operations.

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

     Liquidity and Capital Resources

     As of October 31, 1997, the Company's assets consisted of $1,850 in cash. Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                           PART II OTHER INFORMATION.

Item 1. Legal Proceedings.

     The officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than those referenced herein, if any, or others that were reported in prior reports on Form 10-Q or Form 10-K. The officers and directors of the registrant do not know of any other litigation being threatened or contemplated.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending October 31, 1997.

Item 5. Other Information.

     None.

Item 6 Exhibits and Reports on Form 8-K

     (a)  Not applicable.

     (b)  No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                October 31, 1997


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  December 5, 1997                /s/ Maynard M. Moe
                                        ---------------------------------------
                                        Maynard M. Moe, President and
                                        Chief Executive Officer


Dated:  December 8, 1997                /s/ Kerry L. Weger
                                        ---------------------------------------
                                        Kerry L. Weger, Secretary-Treasurer and
                                        Chief Financial Officer