Form 10-K
period 1998-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1998-05-01
CIK 857132

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended January 31, 1998     Commission File Number  000-18081


                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                               87-0360039
(State of Incorporation)                              (IRS Employer Ident. No.)

            2204 W. Wellesley
       Spokane, Washington  99205                       (509)  328-9633
(Address of principal executive offices)        (Registrant's telephone number)

          Securities registered pursuant to Sections 12(b) of the Act:

         Title of Each Class          Name of Exchange on Which Registered
         -------------------          ------------------------------------
                  None                               None

          Securities registered pursuant to Sections 12(g) of the Act:

                                 Title of Class
                                 --------------
                              (Common Stock ($0.01)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): Yes _x_ No ___, and (2) has been subject to such filing requirements for the past 90 days: Yes _x_ No ___.



State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Approximately $123,337 as of January 31, 1998 (determined by reference to the average bid and ask prices of such stock on January 31, 1998).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             As of January 31, 1998,
                   Common Stock, $0.01 Par Value - 14,823,465

                                 Total pages: 37

Documents incorporated herein by reference:

                                      None.

                                     Part I


Item 1. DESCRIPTION OF BUSINESS.

     Ramex is inactive, it was organized for the purpose of and involved in developing and extracting oil, gas, and other energy sources from oil bearing shale. As of January 31, 1998, Ramex was not producing oil or oil shale products. Ramex had been in the development stage until 1992, when all operations closed. Subsequently, the Registrant on December 13, 1993 entered into a Contractual Agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in situ gasification process.

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

The Process

     The oil shale gasification Process is an "in situ" process, which means that the shale is not mined. Rather, wells are drilled, similar to natural gas wells, into the shale formation, which is fired by propane or natural gas. The heater raises the temperature of the shale to approximately 1,200 degrees Fahrenheit. This causes a reaction to take place in the oil shale somewhat similar to the reaction in coal when it is turned into coke, or the process when a charcoal briquette is lit at one point and the heat moves through the briquette and releases the hydrocarbons that are stored in the briquette. There is no combustion , however, that actually takes place in the shale. This reaction causes the molecules of hydrocarbon trapped in the shale to be released in the form of kerogen gas, which is then transported to the surface and processed.

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

Corporate Developments.

     On May 29, 1990 Ramex was issued the United States Patent for its oil shale gasification process.

     The patent gives Ramex exclusive rights to it's process whereby a hole is drilled into oil shale and a heater is inserted therein and gas is produced back through the same hole. This is an important development for Ramex since it gives Ramex the exclusive right to the process in the United States. The low cost and efficient economic use of currently uneconomic resources makes the Process very important to the energy industry in general and specifically important to the future of Ramex. The Ramex patent will be valid until May 28, 2007.

     Ramex may apply for foreign patents concerning the process in several countries that have significant oil shale deposits. Ramex considers the patent important to the industry.

     Since 1980 , Ramex has been in the process of researching and developing a method to extract synthetic natural gas from oil shale.

     Work began in the laboratory and progressed to an initial field test near Duchesne, Utah, followed by a second field test and two additional field tests near Rock Springs, Wyoming. In April, 1988, Ramex began field-testing near Henryville, Indiana. Eight wells were drilled in Indiana. From each well, Ramex has learned more about the Process and has been able to further develop its technology.

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

     The composition of the gas can also be tested using variable conditions. What would require tremendous outlays of capital in the field can be done with simple inexpensive changes in a laboratory setting. Also, it can be done completely free of incursion by outside influences such as ground water. The volume of gas produced, its composition and the ultimate economics of the process can be determined and perfected much more quickly in a laboratory than in the field. The next step Ramex must take is the completion of laboratory experiments designed to answer the above questions. Ramex is currently evaluating the cost of conducting  additional  laboratory  testing.

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

Results of Operations

     During the three-month period ending January 31, 1998, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and negotiate with potential financing entities for the Process and possible other ventures.

     This first phase was intended to establish the recommended scope of work required to initiate the multi-phase project as hereafter described, which may lead to a possible pilot-scale phased field demonstration. The scope of work represents a plan, which should match the technical, financial and time scheduling objectives of Ramex for research and developing the Process.

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

     Therefore, based on the above-described program, Ramex will prepare a proposed overall plan/program, that may ultimately reach commercial production. Ramex will continue to seek funding to allow the Ramex process to proceed through phases 2, 3 and 4 of the research and development stage to possible production.

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

     It is anticipated that the Registrant's natural gas may be sold in either intrastate commerce or interstate commerce. In either case, the sale of natural gas may be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Policy Act of 1978 (the "NGPA") enacted November 9, 1978, which became effective with respect to certain first sales of natural gas delivered on or after December 1, 1978. On January 1, 1985, Section 121 of the NGPA deregulated the prices for substantial amounts of interstate and intrastate natural gas, and FERC has amended its regulations to take account-said deregulation. Additional volumes of natural gas were deregulated July 1, 1987. The NGPA and regulations promulgated thereunder by FERC provide for maximum lawful ceiling prices for certain categories of natural gas and do not supersede or nullify the effectiveness of any contractual agreement to pay a lower price. Although the Registrant intends to negotiate purchase contracts there is a virtual certainty under current market conditions that the Registrant will not receive the maximum ceiling prices which might be otherwise permitted under the NGPA. It is anticipated that the registrant will receive current market value for its production.

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


Employees

     At January 31, 1998, the Registrant had no salaried employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no submissions to a vote of security holders during the fourth fiscal quarter ended January 31, 1998.


                                     Part II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     The Registrant's common stock is listed on the OTC Bulletin Board of the NASD under the symbol "RAMX". No assurance can be given that the present market for the Registrant's common stock will continue.

     The following table sets forth the high-ask and low-bid quotations per share as published by the National Quotation Bureau, Inc. for the fiscal quarterly periods indicated are set forth below:

                                      Market price:

                               1996                      1997
                      -----------------------   ------------------------
         Period           High         Low          High         Low
         ------           ----         ---          ----         ---
First Quarter         $    0.015   $    0.001   $    0.015   $    0.001
Second Quarter        $    0.015   $    0.001   $    0.017   $    0.001
Third Quarter         $    0.015   $    0.001   $    0.017   $    0.003
Fourth Quarter        $    0.015   $    0.001   $    0.017   $    0.003

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders

     As of January 31, 1998 there were approximately 3,979 holders of record of the Common Stock of the Company

Dividends

     The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. At the present time, the Company intends to use any earnings (if any) which may be generated to finance the growth of the Company's business.


Item 6. SELECTED FINANCIAL DATA.

               (Not covered by report of independent accountants)

                                                     Years
                                                Ended January 31,
                                   --------------------------------------------
                                     1995        1996       1997        1998
                                   --------    --------    --------    --------
Revenues                                -0-         -0-         -0-         -0-

Net Income (loss)                   (15,622)    (21,081)    (19,168)    (19,091)
   from Operations
Income from Forgiveness
of Debt                                 -0-      17,692         -0-         -0-
Income from Interest                    -0-         -0-          18          27

   Net Income (loss)                (15,622)    (21,081)    (19,168)    (19,901)

Net Income (loss)
   per common share:               (0.00122)   (0.00152)   (0.00139)   (0.00139)

Current Assets                          251       9,408       2,209       1,281

Current Liabilities                 142,507     144,052     156,003     169,949

Total Assets                            251       9,408       2,209       1,281

Stockholder's equity
   (deficit)                       (142,256)   (134,644)   (153,794)   (168,668)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Ramex has been a research and development company from its inception in 1980. Its sole activity prior to the current fiscal period has been to conduct research and development of the Process. This Process for extracting synthetic natural gas from oil shale is described in detail elsewhere in this report. The funds used to complete this research and development have been provided by the sale of common restricted stock from the authorized, but unissued, shares of common stock of Ramex, loans made by shareholders and by the sale of limited partnership interests in Ramex Research Partners, Ltd. This private placement offering has generated $110,000 in revenues as of September 30, 1993. No actual field research activity was conducted during the fiscal year ending January 31, 1998. It was determined after the completion of the last field project in Indiana that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by Ramex.

     Efforts during the past fiscal year have been primarily directed toward developing funding arrangements for the cost of the laboratory and fieldwork yet to be performed.

Liquidity and Capital Resources:

     As of January 31, 1998 Ramex's current assets were $1,281. Since there is no certainty of the success in negotiations for financing the continued research and development of the Ramex Process, nor is there any certainty of the success of such research, uncertainties do exist with respect to the future levels of Liquidity and Capital, which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.

     The Company has a net operating loss carryover of $4,889,139 to the year ended January 31, 1999. These loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.

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

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Members of the Board of the Directors and/or Executive Officers of the Registrant, and further information concerning them are as follows:

Name                             Age                         Position
----                             ---                         --------

Maynard M. Moe                    56                President, Chief Executive
                                                    Officer and Director

Kerry L. Weger                    51                Secretary-Treasurer
                                                    Director

George Shutt                      77                Director

John F. Mayer                     56                Director

Sigurd "Morris" Mathisen          65                Vice-President

     There are no family relationships among the current Directors and Officers of the Company.

Maynard M. Moe, age 56, President, Chief Executive Officer and a Director, he was elected to these positions by the Board of Directors on October 8, 1993. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane Community College for Oil
Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington from 1978 to 1992. Mr. Moe obtained a Washington State Series 63, NASD Series 7 and Principle
Series 23 Licenses. Mr. Moe served as a committee chairman and vice president and director of the Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case. During the past ten years Mr. Moe has worked with different companies as a consultant for shareholder relations.

Kerry L. Weger, age 51, a Director and Secretary-Treasurer since June 22, 1992. Mr. Weger attended Indiana University and received a B.A. in Business and a JD from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr.

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

George Shutt, age 77, a Director since June 22, 1992. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants. GESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontract's administrator, project engineer, manufacturing planning for complex electronic systems and manufacturing supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. in Research and Development Department. He was with the U.S. Air Force as an instructor on instrument flying techniques.

John F. Mayer, age 56, a Director since October, 1988. President and Chief Executive Officer from June 22, 1992 until his resignation from these positions effective October 1, 1993. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post service where he was employed as a civilian scientist and weapons graduate work in physics). Mr. Mayer retired in 1992 from civil system analyst with the Department of Defense for 20 years, 13 years of which were in management positions.

Sigurd "Morris" Mathisen, age 65, a Vice-President since October 29, 1993. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering/Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities.

Mr. Mathisen was instrumental in the Installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. Four plus years assistant Resident Manager for J.A. Jones Construction Co. at Hanford, Washington. Responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities. Involved with the construction of many other multi-million dollar projects, with a total of twenty-six.

     The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

Item 11. REMUNERATION OF DIRECTORS AND OFFICERS.

     Officers:

     For the fiscal year ended January 31, 1998, none of the Officers of the Registrant had cash compensation, which exceeded $40,000.00

     Directors:

     The Directors of the Company received no compensation for services rendered the Registrant during the fiscal year ended January 31, 1998 in excess of $40,000.00.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of January 31, 1998, as to each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, and as to the security ownership of each Director of the Company and all Officers and Directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power to the shares listed.

                                        Security Ownership
Name and Address                         Amount and Nature         Percent
of Beneficial Owner                   of Beneficial Ownership    of Class (2)
-------------------                   ------------------------   ------------

Donald L. Walker (1)                           4,339                0.030%
1501 Azure Hills
Van Buren, Arkansas 72956
Gail Sue Walker (2)                              -0-                  -0-
1501 Azure Hills
Van Buren, Arkansas                            72956

Lucros International Corp. (2)               570,000                3.979%
P. O. Box 647
Van Buren, Arkansas 72956

Greenway Corporation (2)                     551,500                3.850%
P. O. Box 647
Van Buren, Arkansas 72956

Maynard M. Moe                               710,001                4.957%
President, Chief Executive
Officer, Director
2204 W. Wellesley
Spokane, WA 99205

John F. Mayer                                575,000                4.014%
Director
534 Valley Drive
Kerrville, Texas 78028

George Shutt                                  27,450                0.192%
Director
17582 Meredith Dr.
Santa Ana, CA 92705

Kerry L. Weger                               341,000                2.381%
Secretary-Treasurer, Director
635 N. College Avenue
Bloomington, IN 47404

Sigurd "Morris" Mathisen                      81,750                0.571%
Vice-President
6415 N. Fleming
Spokane, WA 99208

All Directors and                                                  12.115%
Executive Officers
as a Group (5 persons)
as of the date of this
Form 10-K

(1)  Mr. Walker is the husband of Gail Sue Walker.

(2) Mrs. Walker is the sole shareholder of Lucros International Corporation and Greenway Corporation, therefore this reflects that ownership/beneficial interest as of January 31, 1998.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The financial statements listed in the following index are filed as part of this Annual Report on Form 10-K:

                                                                      Sequential
                                                                        Page
                                                                        ----

Consent of Auditor                                                       28
Report of Independent Auditor                                            31
Statement of Financial Position at                                       32
January 31, 1998, 1997 and 1996.
Statement of Operations for the Years ended                              33
January 31, 1998, 1997 and 1996.
Statement of Changes in Stockholders' Equity                             34
for the years ended January 31, 1998, 1997 and 1996.
Statement of Cash Flows for the Years Ended January 31,  1998,  1997
and 1996.                                                                35
Notes to Financial Statements at January 31, 1998, 1997
and 1996.                                                             36-38

(a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

(a) (3) Exhibits*.

(b) There were no reports filed on Form 8-K during the fiscal fourth quarter ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ramex Synfuels International, Inc.
                                        Registrant


Dated:   April 17, 1998                 By: sgd. Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


Dated:   April 17, 1998                 By: sgd. Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, Director and
                                            Chief Executive Officer


Dated:   April 17, 1998                 By: sgd. Kerry L. Weger
                                            --------------------
                                            Kerry L. Weger, Secretary-Treasurer
                                            and Director


Dated:   April 17, 1998                 By: sgd. George E. Shutt
                                            --------------------
                                            George E. Shutt
                                            Director


Dated:   April 17, 1998                 By: sgd. John F. Mayer
                                            --------------------
                                            John F. Mayer
                                            Director

To The Board of Directors of
Ramex Synfuels International, Inc.


I consent to the use of my name in regard to the audited financial statements of Ramex Synfuels International, Inc. in the 10-K report for the year ended January 31, 1998.


sgd. Terrence J. Dunne
Terrence J. Dunne
Certified Public Accountant

April 8, 1998

                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                                    Contents

                                                                           PAGE
                                                                           ----

Independent Auditor's Report                                                   1

Statement of Financial Position as of January 31, 1998 and 1997                2

Statement of Operations For the Years Ended January 31, 1998, 1997 and 1996    3

Statement of Changes in Stockholders' Equity For the Years Ended January 31,
1998,1997 and 1996                                                             4

Statement of Cash Flows For the Years Ended January 31, 1998, 1997 and 1996    5

Notes to Financial Statements                                                6-8

 To The Board of Directors of
 Ramex Synfuels International, Inc.


                          INDEPENDENT AUDITOR'S REPORT


I have audited the statement of financial position of Ramex Synfuels International, Inc. as of January 31, 1998 and January 31, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended January 31, 1998, January 31, 1997 and January 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramex Synfuels international, Inc. as of January 31, 1998 and January 31, 1997 and the results of operations, changes in stockholders' equity and cash flows for the years ended January 31, 1998, January 31, 1997 and January 31, 1996 in conformity with generally accepted accounting principles.

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


sgd. Terrence J. Dunne
Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
April 8, 1998

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
                                           January 31, 1998 and January 31, 1997
--------------------------------------------------------------------------------

                                                      ASSETS


                                                                                   January 31,     January 31,
                                                                                      1998            1997
                                                                                   -----------    -----------
CURRENT ASSETS
    Cash                                                                           $     1,281    $     2,209
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $     1,281    $     2,209
                                                                                   ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable (Note 2)                                                      $    64,295    $    62,782
    Due to Officers and Directors (Note 4)                                             105,654         93,221
                                                                                   -----------    -----------

         Total Current Liabilities                                                     169,949        156,003
                                                                                   -----------    -----------


STOCKHOLDERS' EQUITY
    Common Stock $.01 Par Value; 125,000,000 Shares Authorized, 13,823,465
         Shares Issued and outstanding as of January 31, 1997; 14,323,465 shares issued and outstanding
         as of January 31, 1998                                                        143,234        138,234
Additional Paid-In Capital                                                           4,577,237      4,577,237
Accumulated Deficit                                                                 (4,889,139)    (4,869,265)
                                                                                   -----------    -----------
         Total Stockholders' Equity                                                   (168,668)      (153,794)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     1,281    $     2,209
                                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.   Statement of Operations for the Years Ended
                                                 January 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                              January 31,     January 31,    January 31,
                                                 1998           1997           1996
                                               --------       --------       --------
REVENUE                                           $ -0-          $ -0-          $ -0-
                                               --------       --------       --------

GENERAL AND ADMINISTRATIVE EXPENSES              19,901         19,168         21,080
                                               --------       --------       --------

(Loss) From Operations                          (19,901)       (19,168)       (21,080)

OTHER INCOME
         Interest                                    27             18            --
         Forgiveness of debt (Note 3)                --             --         17,692
                                                --------       --------       -------

             Total other income                      27             18         17,692
                                               --------       --------       --------


NET (LOSS)                                     $(19,874)      $(19,150)      $ (3,388)
                                               ========       ========       ========

NET (LOSS) PER SHARE                            $ (NIL)        $ (NIL)        $ (NIL)
                                               ========       ========       ========


The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.  Statement of Changes in Stockholders' Equity
                             For the Years Ended January 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                   Common Stock            Additional
                            --------------------------      Paid-In     Accumulated
                               Shares         Amount        Capital      (Deficit)        Total
                            -----------    -----------    -----------   -----------    -----------
Balances as of
January 31, 1995             12,753,465    $   127,534    $ 4,576,937   $(4,846,727)   $  (142,256)

Common stock issued for
   cash at $.01 per share     1,100,000         11,000                                      11,000

Net (loss)                                                                   (3,388)        (3,388)
                            -----------    -----------    -----------   -----------    -----------

Balances as of
January 31, 1996             13,853,465        138,534      4,576,937    (4,850,115)      (134,644)

Cancellation of 30,000
   shares of common stock       (30,000)          (300)           300

Net (loss) for the year
                                                                            (19,150)       (19,150)
                            -----------    -----------    -----------   -----------    -----------

Balances as of
January 31, 1997             13,823,465        138,234      4,577,237    (4,869,265)      (153,794)

Common stock issued for
   cash at $.01 per share       500,000          5,000                                       5,000

Net (loss)                                                                  (19,874)       (19,874)
                            -----------    -----------    -----------   -----------    -----------

Balances as of
   January 31, 1998          14,323,465    $   143,234    $ 4,577,237   $(4,889,139)   $  (168,668)
                            ===========    ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Cash Flows For the Years
                                           Ended January 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                     January 31,    January 31,   January 31,
                                                        1998          1997          1996
                                                      --------      --------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (Loss)                                        $(19,874)     $(19,150)     $ (3,388)
Increase (decrease) in accounts payable
          amounts due officer and directors             13,946        11,951        (1,545)
                                                      --------      --------      --------

    Net cash used from operating activities             (5,928)       (7,199)       (1,843)
                                                      --------      --------      --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    Proceeds from sale of common stock                   5,000        11,000
                                                      --------      --------      --------

NET INCREASE (DECREASE) IN CASH                           (928)       (7,199)        9,157

CASH AT BEGINNING OF YEAR                                2,209         9,408           251
                                                      --------      --------      --------

CASH AT END OF YEAR                                   $  1,281      $  2,209      $  9,408
                                                      ========      ========      ========




The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS                      Notes to Financial Statements
--------------------------------------------------------------------------------

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

NOTES TO FINANCIAL STATEMENTS                      Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTS PAYABLE

For the years ended January 31, 1998 and January 31, 1997, two creditors had outstanding judgments against the Company totaling $23,525. Other trade payables comprised the remaining balances as follows:

        January 31,                                                   Amount
        -----------                                                   ------

            1997                                                     $39,257
                                                                     -------
            1998                                                     $40,770
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

NOTE 4 - DUE TO OFFICERS AND DIRECTORS AND RELATED PARTY TRANSACTIONS

As of January 31, 1998, the Company owed the current president (Maynard Moe) $69,832 for accrued consulting fees, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company. As of January 31, 1997, the Company owed the current president (Maynard Moe) $57,400 for consulting fees, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company.

NOTE 5 - STOCK OPTION AND COMPENSATION BONUS PLAN

The Company originally set aside 3,O00,000 shares of common stock which is available for issuance to directors, officers, key employees, consultants and advisors who contribute to the success of the Company. This stock option plan is administered by the hoard of directors and the exercise price of each option is not to be less than 76% of the fair market value of the common stock on the date of grant or issuance. Upon the issuance of a stock option, an option may be exercised for the following maximum amounts: 33% of the amount granted any time at least six months subsequent to the date of grant, an additional 33% of the amount granted any time at least 15 months subsequent to the date of grant, and an additional 34% of the amount granted any time at least 27 months subsequent to the date of grant. Options under the plan may not be sold, pledged, hypothecated, transferred or otherwise disposed of and are exercisable only by the optionee or, upon his death, by his legal representative. As of January 31, 1998, there were 2,333,334 shares of common stock available to be issued under this plan.

NOTES TO FINANCIAL STATEMENTS                      Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

The Company has a net operating loss carryover of $4,889,139 to the year ended January 31, 1999. These loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.