Form 10-Q
period 1998-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 1998-06-15
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended: April 30, 1998              Commission file number: 000-18081

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

|X| Yes, Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                          Common Stock, $0.01 Par Value
                     16,023,465 shares as of April 30, 1998


                                 Total pages: 14

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                April 30, 1998 and January 31, 1998
--------------------------------------------------------------------------------

                                     ASSETS

                                                     (Unaudited)
                                                      April 30,      January 31,
                                                        1998            1998
                                                    -----------     -----------
CURRENT ASSET - Cash                                $    13,679     $     1,281
                                                    -----------     -----------

TOTAL ASSETS                                            $13,679     $     1,281
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    $    64,363     $    64,295
Due to officers and directors                           109,452         105,654
                                                    -----------     -----------

    Total current liabilities                           173,815         169,949
                                                    -----------     -----------

STOCKHOLDERS'  EQUITY
    Common stock;  $.01 par value;  125,000,000
       shares  authorized;  14,323,465 shares issued
       and outstanding as of January 31, 1998;
       16,023,465 shares issued and outstanding
       as of April 30, 1998                             160,234         143,234
    Additional paid-in capital                        4,577,237       4,577,237
    Accumulated deficit                              (4,897,607)     (4,889,139)
                                                    -----------     -----------

        Total stockholders' equity                     (160,136)       (168,668)
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    13,679     $     1,281
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.   Statement of Operations For the Three Month
(UNAUDITED)                          Periods Ended April 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                         April 30,     April 30,
                                                           1998          1997
                                                         -------        --------

REVENUE                                                  $   -0-        $    -0-
                                                         -------        --------

GENERAL AND ADMINISTRATIVE EXPENSES                        8,468          8,031
                                                         -------        -------


NET (LOSS)                                               $(8,468)       $(8,031)
                                                         =======        =======


NET (LOSS) PER SHARE                                     $  (NIL)       $  (NIL)
                                                         =======        ========






   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.   Statement of Changes in Stockholders' Equity For the
(UNAUDITED)                          Three Month Periods Ended April 30, 1998 and 1997
------------------------------------------------------------------------------------------

                                                          Common Stock               Additional
                                                  ----------------------------         Paid-In        Accumulated
                                                    Shares            Amount           Capital          Deficit            Totals
                                                  ----------------------------       -----------      -----------       -----------

Balances as of
     January 31, 1997                             13,823,465       $   138,234       $ 4,577,237      $(4,869,265)      $  (153,794)
Common stock issued
     for cash at $0.01
     per share                                       500,000             5,000                                                5,000

         Net (loss)                                                                                        (8,031)           (8,031)
                                                  ----------------------------       -----------      -----------       -----------

         Balances as of
              April 30, 1997                      14,323,465       $   143,234       $ 4,577,237      $(4,877,296)      $  (156,825)
                                                  ============================       ===========      ===========       ===========


         Balances as of
              January 31, 1998                    14,323,465       $   143,234       $ 4,577,237      $(4,889,139)      $  (168,668)

   Common stock issued
        for cash at $0.01
        per share                                  1,700,000            17,000                                               17,000

   Net (loss)                                                                                              (8,468)           (8,468)
                                                  ----------------------------       -----------      -----------       -----------


   Balances as of
        April 30, 1998                            16,023,465       $   160,234       $ 4,577,237      $(4,897,607)      $  (160,136)
                                                  ============================       ===========      ===========       ===========


The accompanying notes are an integral part of these financial statements.


RAMEX SYNFUELS INTERNATIONAL, INC.   Statement of Cash Flows For the Three Month
(UNAUDITED)                          Periods Ended April 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                                April 30,             April 30,
                                                                  1998                  1997
                                                                --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                 $ (8,468)             $ (8,031)
     Increase in payables and due to officers                      3,866                 3,600
                                                                --------              --------

                Net uses of cash from operating activities        (4,602)               (4,431)
                                                                --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                         17,000                 5,000
                                                                --------              --------

NET INCREASE IN CASH                                              12,398                   569

CASH AT BEGINNING OF PERIOD                                        1,281                 2,209
                                                                --------              --------

CASH AT END OF PERIOD                                           $ 13,679              $  2,778
                                                                ========              ========









   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                            Notes to Financial
(Unaudited)                                                   Statements at
                                                              April 30, 1998


NOTE 1 -  MANAGEMENT OPINION:

          The financial statements of Ramex Synfuels International, Inc., ("Ramex") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ramex believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K for the fiscal year ended January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     During the three month period ending April 30, 1998, the Company's only activity was to assess the possibility of further laboratory testing and research concerning the Ramex Oil Shale Gasification Process (the "Process"). The Company's Management continued to pursue financing entities for possible financing of the Ramex Oil Shale Gasification Process and continued corporate operations.

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

     Therefore, based on the above-described program, Ramex has an overall plan/program, that may ultimately reach commercial production. On April 29, 1994, a Plan was submitted to the United States Department of Energy ("DOE") seeking funding to allow the Ramex process to proceed. The plan was declined to the lack of funds set-aside for oil shale projects, however it maybe resubmitted at a later date.

     The Company is currently seeking funding from private sources, the outcome of this, is yet to be determined. The financing requested by this plan is crucial to the ongoing development of the process as well as the corporate existence.

     Liquidity and Capital Resources

     As of April 30, 1998, the Company's assets consisted of $13,679 in cash. Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.







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

Item 2. Changes in Securities.

     The Company privately placed 1,700,000 shares of common restricted stock, which shares have not been registered under the Securities Act of 1933, and are subject to the provisions and holding requirements of Rule 144 of the Securities Act of 1933 as amended. Four individuals purchased these 1,700,000 shares. Mr. Monty D. Moore acquired 1,000,000 shares of stock which after these shares have been issued represent 6.241% of the total issued and outstanding shares; another individual purchased 500,000 shares. The purchaser's paid $0.01 per share. This private placement included two members of the Board of Directors, Mr. Maynard M. Moe, the President and John F. Mayer; they acquired 100,000 shares each.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending April 30, 1998.

Item 5. Other Information.

     None.

Item 6 Exhibits and Reports on Form 8-K

     (a) Not applicable.

     (b) No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                 April 30, 1998


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  June 10, 1998                   ________________________________________
                                        Maynard M. Moe, President and
                                        Chief Executive Officer


Dated:  June 11, 1998                   ________________________________________
                                        Kerry L. Weger, Secretary-Treasurer and
                                        Chief Financial Officer