Form 10-Q
period 1998-07-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1998-09-16
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended:   July 31, 1998          Commission file number: 000-18081

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

                          Common Stock, $0.01 Par Value
                      16,023,465 shares as of July 31, 1998


                                 Total pages: 15

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                    Statement of Financial Position as of July 31, 1998 and January 31, 1998

                    Statement of Operations For the Three and Six Months ended July 31, 1998 and 1997

                    Statement of Changes in Stockholders' Equity For the Three Month Periods Ended July 31, 1998 and 1997

                    Statement of Cash Flows For the Three and Six Month Periods Ended July 31, 1998 and 1997

                    Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION.

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Default Upon Senior Securities

         Item 4.  Submission  of  Matters  to a  Vote of Security  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports of Form 8-K

                           SIGNATURES

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                July 31, 1998 and January 31, 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                          April 30,       January 31,
                                                            1998             1998
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $    11,745      $     1,281
                                                         -----------      -----------

TOTAL ASSETS                                             $    11,745      $     1,281
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,863      $    64,295
    Due to officers and directors                            112,687          105,654
                                                         -----------      -----------

        Total current liabilities                            175,550          169,949
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 14,323,465 shares issued
        and outstanding as of January 31, 1998;
        16,023,465 shares issued and outstanding
        as of July 31, 1998                                  160,234          143,234
    Additional paid-in capital                             4,577,237        4,577,237
    Accumulated deficit                                   (4,901,276)      (4,889,139)
                                                         -----------      -----------

        Total stockholders' equity                          (163,805)        (168,668)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    11,745      $     1,281
                                                         ===========      ===========



   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.                             Statement of Operations For the Three and Six
(UNAUDITED)                                                       Month Periods Ended July 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------


                                             Three Month Periods                      Six Month Periods
                                        ----------------------------            ----------------------------

                                        July 31,            July 31,            July 31,            July 31,
                                          1998                1997               1998                 1997
                                        --------            --------            --------            --------
REVENUE                                  $   -0-             $   -0-            $    -0-            $    -0-
                                        --------            --------            --------            --------

GENERAL AND
     ADMINISTRATIVE EXPENSES               3,669               2,766              12,137              10,797
                                        --------            --------            --------            --------


NET (LOSS)                               $(3,669)            $(2,766)           $(12,137)           $(10,797)
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

RAMEX SYNFUELS INTERNATIONAL, INC.                                                Statement of Changes in Stockholders' Equity
(UNAUDITED)                                                                       For the Three Month Periods Ended
                                                                                  July 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------


                                              Common Stock                   Additional
                                     -------------------------------           Paid-In          Accumulated
                                        Shares              Amount             Capital            Deficit              Total
                                     -------------------------------         -----------        -----------         -----------
Balances as of April 30, 1997         14,323,465         $   143,234         $ 4,577,237        $(4,877,296)        $  (156,825)


Net (loss)                                                                                           (2,766)             (2,766)
                                     -----------         -----------         -----------        -----------         -----------

Balances as of July 31, 1997          14,323,465         $   143,234         $ 4,577,237        $(4,880,062)        $  (159,591)

                                     ===========         ===========         ===========        ===========         ===========




Balances as of April 30, 1998         16,023,465         $   160,234         $ 4,577,237        $(4,897,607)        $  (160,136)


Net (loss)                                                                                           (3,669)             (3,669)
                                     -----------         -----------         -----------        -----------         -----------

Balances as of July 31, 1998          16,023,465         $   160,234         $ 4,577,237        $(4,901,276)        $  (163,805)
                                     ===========         ===========         ===========        ===========         ===========


   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.                          Statement of Cash Flows For the Three and
(UNAUDITED)                                                 Six  Month Periods Ended July 31, 1998 and 1997
-----------------------------------------------------------------------------------------------------------


                                                  Three Month Periods                 Six Month Periods
                                                -------------------------        --------------------------
                                                 July 31,        July 31,          July 31,         July 31,
                                                  1998             1997             1998             1997
                                                --------         --------         --------         --------
CASH FLOWS FROM
        OPERATING ACTIVITIES
    Net (loss)                                  $ (3,669)        $ (2,766)         (12,137)        $(10,797)
    Increase in payables and due
            to officers and directors              1,735            3,000            5,601            6,600
                                                --------         --------         --------         --------

                Net Cash Provided (Used)
                     From Operating               (1,934)             234           (6,536)          (4,197)
                         Activities             --------         --------         --------         --------



CASH FLOWS FROM
        FINANCING ACTIVITIES
    Sale of common stock                                                            17,000            5,000
                                                                                  --------         --------


NET INCREASE (DECREASE)
        IN CASH                                   (1,934)             234           10,464              803


CASH AT BEGINNING OF PERIOD                       13,679            2,778            1,281            2,209
                                                --------         --------         --------         --------


CASH AT END OF PERIOD                           $ 11,745         $  3,012         $ 11,745         $  3,012
                                                ========         ========         ========         ========



   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                                  as of July 31, 1998


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

Item  2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

     Results of Operations

     During the three month period ending July 31, 1998, the Company's only activity was to assess the possibility of further laboratory testing and research concerning the Ramex Oil Shale Gasification Process (the "Process"). The Company's Management continued to pursue financing for the Ramex Oil Shale Gasification Process and continued corporate operations. The Company continues to pursue other business opportunities as well.

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

     Liquidity and Capital Resources

     As of July 31, 1998, the Company's assets consisted of $11,745 in cash. Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the shareholders during the quarter ending July 31, 1998.

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     (a) Not applicable.

     (b) No reports were filed pursuant to Form 8-K.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-Q
                                  July 31, 1998


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  September 10, 1998                  /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  September 10, 1998                  /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer