Form 10-K/A
period 1998-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-01-21
CIK 857132

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY
       PAGE LENGTH: 63 LINES
       MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT
       LINE ONE BEGINS AT "START"

START**************************************************************************


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)


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

Documents incorporated herein by reference:

Form 8-K filed January 15, 1999

*******************************************************************************
Document page 1 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

                                TABLE OF CONTENTS

                                     PART 1
Item 1  Description of Business                                            1

Item 2  Properties                                                         8

Item 3  Legal Proceedings                                                  9

Item 4  Submission of Matters to a Vote of Security Holders                9

                                    PART II

Item  5  Market for Registrant's Common Equity and Related
         Stockholders' Matters                                             9

Item 6  Selected Financial Data                                            10

Item 7  Management's  Discussion and Analysis of Financial
        Condition and Results of Operation                                 10

Item 8  Financial Statements and Supplementary Data                        12

Item 9  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                                12

                                   PART III


Item 10  Directors and Executive Officers of the Registrant                13

Item 11  Remuneration of Directors and Officers                            14

Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                        15

Item 13  Interest of Management and Others in Certain Transactions         17

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                          17

SIGNATURES                                                                 18

Consent of Auditors                                                        19

Audited Financial Statements and Notes to Financial Statements             20





Document page 2 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998


PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

     Ramex Synfuels International, Inc., a Nevada corporation ("Ramex" or the "Company") was originally incorporated and commenced operations as Cache Oil Corporation in March, 1980 under the laws of the State of Utah. In July, 1980, Cache Oil Corporation purchased in a business combination all of the outstanding common stock of Rams Horn, Inc., a Wyoming Corporation which was subsequently dissolved. In December, 1980 Cache Oil Corporation merged with the wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah Corporation, with the name of the surviving Utah Corporation being changed to Ramex Synfuels International, Inc. Ramex changed its domicile to Nevada from Utah in December, 1988. All entities involved were in the development stage at the time of acquisition or merger.

     Ramex was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. On May 29, 1990 the Company was issued a United States Patent for its oil shale gasification process and retains exclusive rights to this process in the United States. The patent is valid until May 28, 2007. The Company believes that the low cost and efficient economics of the process make it very important to the energy industry in general and specifically important to the future of Ramex.

     At present, the oil shale gasification process has been tested in the laboratory and in several field tests in Wyoming and Indiana. However, the results from the Process, as utilized on a commercial basis, are unknown and no assurance can be given as to the amount of gas the process will produce, if any, or the longevity of any such production.

     As of January 31, 1998, Ramex was not producing oil or oil shale products.

Ramex Research Partners, Ltd.

     Ramex Synfuels International, Inc. is the General Partner of Ramex Research Partners, Ltd. (the "Partnership"). Ramex was in the development stage until 1992, when initial investigations closed. For the purposes of funding the further testing, on September 30, 1993, the Company, as sponsor of a private placement of limited partnership interests in Ramex Research Partners, Ltd. closed its offering at the minimum amount intended to be sold of $110,000 and issued a press release regarding same. The partnership interests were offered to investors' meeting suitability standards in multiples of $5,000 with a minimum purchase of one unit.








Document page 3 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

     The Partnership was formed for the purpose of participating with the Company in further enhancement and development of the oil shale gasification process (the "Process"). The funds which Ramex received from the Partnership, as well as funds received from other sources, including funds received from the sale of shares of common stock in the future, if any, have been and are scheduled to be utilized by the Company to conduct additional research of the process which will have as its goals (i) the further understanding of the process involved in the in-situ gasification of shale oil; (ii) the further development of the technology utilized in the design of the down-hole heaters, which are an integral part of the application of the process, in order to increase the efficiency of such heaters; (iii) the development of more efficient methods for handling the gases produced as a result of the application of the process; (iv) the development of more efficient drilling methods for penetrating and exploiting oil shale through the application of the process; and (v) the development of water containment methods to eliminate the problem of down-hole water flowing in the heater; and (vi) payment of outstanding accounts payable and to fund current operating expenses, to the extent possible, of Company.

     In consideration of the capital which the Partnership has made available To Ramex to fund its research and development activities, the Company grants to the Partnership a limited term royalty, payable out of the proceeds of gas produced from the application of the process. The limited term royalty shall continue until the Partnership has received the greater of (i) payments aggregating 1.10% of the net profits received from the first 1,000 wells drilled and produced using the Ramex process or (ii) payments the limited partners receive aggregates ten times their original contribution.

     Subsequent to establishing the above relationship, on December 13, 1993, the Company entered into a Contractual Agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in situ gasification process. After to the completion of the first phase, a plan was developed for further phases of testing; however, it was not implimented due to lack of available funding. The Contractual Agreement with Southwest Research Institute expired in September, 1997.

The Oil Shale Gasification Process

     Since 1980, Ramex has been researching and developing a method to extract synthetic natural gas from oil shale. The oil shale gasification process invented and patented by Ramex is an in-situ operation requiring no mining. A well similar to a natural gas well is drilled into an oil shale formation, and then fired by a specially developed propane or natural gas powered heater. The heater raises the temperature of the immediately surrounding shale to approximately 1,200 degrees Fahrenheit. Based on laboratory and field tests, raising the temperature of oil shale to that point causes a molecular reaction somewhat similar to the reaction in coal when it is turned into coke. No combustion takes place in the shale. Instead, hydrocarbons trapped in the shale are released predominantly as shale gas with a small amount of shale oil produced as well.






Document page 4 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

     Development of the method began in the laboratory and progressed to initial and second field tests near Duchesne, Utah, followed by two additional field tests near Rock Springs, Wyoming. In April, 1988, Ramex began field-testing near Henryville, Indiana, where a total of eight wells were drilled. Throughout the testing the Company continued to develop and refine its process.

     Based on information derived from the above mentioned tests, Ramex has proven that it can produce synthetic natural gas by drilling a hole into oil shale, inserting a heater and raising the temperature over 1,000 degrees Fahrenheit. The Company developed a heater which will allow the Company to put substantial BTU's of heat into the shale, including surface equipment and mechanisms to control the heater temperature and monitor the temperature of the shale as it is being heated.

     Questions yet to be answered prior to using the process on a commercial basis are:

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

     In all of the field tests in Indiana, Ramex was unable to answer the above questions due to water incursions into the heating area after the burner was installed. Management determined that it needs a lengthy burn in a water free environment, and could not be assured that Ramex's lease holdings at the time in Indiana would provide that kind of environment.

     The technology is available to dewater an area of shale. Dewatering requires analyzing the water table in the intended gasification area and drilling a number of wells around the perimeter from which the water is pumped out creating a cone of depression. The Company believes that in a commercial application of the dewatering process, cost per well would be minimal, but to do so for one well on a research basis is cost prohibitive. Therefore, while the commercial production of gas from the oil shale in Indiana and other states where high water tables are present is very possible, those locations are not suitable for further research development studies.

     For the purposes of the Company, laboratory simulation represents a tremendous advantage over continued trial and error research in the field. Variables can be introduced, such as higher or lower temperatures and the effects studied to determine exactly the correct temperature necessary to achieve the best reaction and to maintain the most economical thermal front movement within the shale. The composition of the gas produced can be tested using variable conditions. Volume of gas produced, its composition and the ultimate economics of the process can be determined and perfected much more quickly.

     Ramex is currently evaluating the costs of conducting additional laboratory testing.
Document page 6 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998
Competitive Conditions

     Oil shale gasification is a relatively new process for the commercial production of synthetic natural gas, and there are comparatively few companies involved in this activity. At least initially, Ramex does not anticipate any significant competition for geological prospects suitable for conducting its operations from other entities in the oil shale gasification industry. However, Ramex may encounter competition in obtaining future prospects and in selling natural gas by other companies and individuals engaged in traditional exploration for oil and gas as well as in the organization and conduct of drilling programs, many of whom have greater financial resources and technical capabilities than the Registrant.


REGULATION

General

     RAMEX has no operations that are currently affected by political developments and federal and state laws and regulations. In particular, oil and natural gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and natural gas industry, by changes in such laws and by changing administrative regulations. There are currently no price controls on oil, condensate or NGLs; to the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989

    Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. RAMEX cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on RAMEX's business or financial condition.

Natural Gas Regulation

    Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers; however, pipeline companies and

Document page 6 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only."
In subsequent orders, the FERC largely affirmed the major features of Order
636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even though the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. RAMEX cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business.

    In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on RAMEX's business.

Federal Taxation

    The federal government may propose tax initiatives that affect the oil and natural gas industry, including RAMEX. Due to the preliminary nature of these proposals, RAMEX is unable to determine what effect, if any, the proposals would have on product demand or RAMEX's results of operations.

Other Proposed Legislation

    In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. RAMEX cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on RAMEX's operations.
Document page 7 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

Environmental.

     RAMEX currently has no operations. If RAMEX were to initiate any drilling or exploitation of oil shale, the Company would be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from RAMEX's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue.

     For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploitation and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs for the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact. This could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners

     The Oil Pollution Act of 1990 ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on RAMEX. While RAMEX does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred.

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



Document page 8 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

ITEM 3. LEGAL PROCEEDINGS.

     A judgment was granted in 1990 to Jack Guthrie and Associates, Inc. of Louisville, Kentucky to recover $12,076.70. Nothing has occurred during the fiscal period ended January 31, 1998 on the judgment. A lawsuit was filed by Paul A. Petzrick of Annapolis, Maryland to recover $11,524.00 for consulting services. As of the date of this Form 10-K/A for the period ended January 31, 1998, no activity has occurred on this lawsuit. The Registrant intends to settle both of these obligations.

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

     The following table sets forth the high-ask and low-bid quotations per share as published by the National Quotation Bureau, Inc. for the fiscal quarterly periods indicated:

Market Price:                        Fiscal year ending
                                        January 31,
                      --------------------------------------------------
                               1997                      1998
                      -----------------------   ------------------------
         Period           High         Low          High         Low
         ------           ----         ---          ----         ---
First Quarter         $    0.015   $    0.001   $    0.015   $    0.001
Second Quarter        $    0.015   $    0.001   $    0.017   $    0.001
Third Quarter         $    0.015   $    0.001   $    0.017   $    0.003
Fourth Quarter        $    0.015   $    0.001   $    0.017   $    0.003

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Document page 9 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

Holders

     As of January 31, 1998 there were approximately 3,979 holders of record of the Common Stock of the Company.

Dividends

     The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. At the present time, the Company intends to use earnings (if any) which may be generated to finance the growth of the Company's business.

Item 6. SELECTED FINANCIAL DATA.

               (Not covered by report of independent accountants)

                                                    Years
                                                Ended January 31,
                         -------------------------------------------------------
                           1994       1995        1996        1997        1998
                         --------   --------    --------    --------    --------
Revenues                      -0-        -0-         -0-         -0-         -0-
Net Income (loss)        (58,494)   (15,622)    (21,081)    (19,168)    (19,091)
   from Operations
Income from Forgiveness
of Debt                      -0-         -0-     17,692          -0-         -0-
Income from Interest         -0-         -0-         -0-         18          27
   Net Income (loss)    (58,494)    (15,622)    (21,081)    (19,168)    (19,901)
Net Income (loss)
   per common share:  (0.000472)   (0.00122)   (0.00152)   (0.00139)   (0.00139)
Current Assets              786         251       9,408       2,209       1,281
Current Liabilities     145,170     142,507     144,052     156,003     169,949
Total Assets                786         251       9,408       2,209       1,281
Stockholder's equity
   (deficit)           (144,170)   (142,256)   (134,644)   (153,794)   (168,668)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Since inception, the Company's activity has been limited to conducting research and development of the Process for extracting synthetic natural gas from oil shale as described elsewhere in this report. The funds used to complete this research and development were initially provided by the sale of common restricted stock from the authorized, but unissued, shares of common stock of Ramex, loans made by shareholders and by the sale of limited partnership interests in Ramex Research Partners, Ltd.







Document page 10 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

     It was determined after the completion of the last field project in Indiana in 1995, that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by Ramex. The Company's efforts during the fiscal years ending in 1996, 1997, and 1998 have been primarily directed toward developing funding arrangements for the cost of the laboratory and fieldwork yet to be performed. No actual laboratory or field research activity was conducted during the fiscal years ending January 31, 1996, 1997 or 1998.

Liquidity and Capital Resources:

     As of January 31, 1998 Ramex's current assets were $1,281. The Company had no income in the fiscal year ending January 31, 1996, and had interest income of $18 and $27 during the fiscal years ending January 31, 1997 and 1998, respectively. The Company had total expenses of $21,080, $19,168 and $19,901 during the fiscal years ending January 31, 1996, 1997 and 1998. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

Results of Operations

     During the twelve month period ending January 31, 1998, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

     Ramex will continue to seek funding to allow the Ramex process to proceed through additional phases of development to answer previously mentioned questions. Once research and development is complete the Company intends to investigate partnerships for possible shale oil and gas production.

     Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

     Since there is no certainty of the success in negotiations for financing the continued research and development of the Ramex Process, nor is there any certainty of the success of such research, questions do exist with respect to the future funding of the Company, which will be necessary to maintain the Company's operations.

     The Company has a net operating loss carryover of $4,889,139 to the year ended January 31, 1999. These loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.

Environmental Ramifications of the Ramex Process


     The Company has made in-depth inquiries to ascertain the environmental safety of it's gasification process. To obtain a further understanding of the mobilization of trace elements and to indicate the environmental and health effects of the Process, Ramex conducted a survey of literature looking for similar scenarios on equivalent strata. The survey discovered no relevant information indicating a possible negative environmental impact of the Ramex process.
Document page 11 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

     Ramex conducted actual field tests on ground water in and around a production well. In order to assure reliability, both the Indiana Geological Survey and Environmental Consultants of Clarkville, Indiana conducted a series of tests for Ramex as well. The tests compared leachate composition and the results showed that the Process did not materially affect the water in the area near the tested well sites.

     Further discussion of both government and environmental regulations that may impact future operations of the Company is reported in Item 1. The Company has no way to predict what impact, if any, such laws and regulations may have on any of its future operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements appear on sequential pages 20 to 28 of this Revised Annual Report on Form 10-K/A.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements by the Company in connection with the audits of the three most recent fiscal years and any subsequent interim period with Terrence J. Dunne, CPA.

     Due to additional information required by the Securities Exchange Commission, Ramex retained the services of Williams & Webster, P.S. to perform a secondary audit of information presented for the fiscal year ended January 31, 1998. Aside from a secretarial error, Williams & Webster found no substantial difference in any portion of the previously reported audit. Certain information regarding the proceeds of a loan from a former officer was restated to comply with current auditing standards.

     The Auditors state, in the report to the Board of Directors, that there are serious doubts as to the ability of Ramex to continue as a going concern because of recurring losses from operations and a net capital deficiency. The Company has very limited capital and has substantial liabilities. Therefore, Williams & Webster P.S. states in the report to the Board of Directors that these conditions raise substantial doubt about the Company's ability to continue in business.

















Document page 12 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Members of the Board of the Directors and/or Executive Officers of the Registrant, and further information concerning them are as follows:

Name                             Age                         Position
------                           ---                -------------------------
Maynard M. Moe                    56                President, Chief Executive
                                                    Officer and Director

Kerry L. Weger                    51                Secretary-Treasurer
                                                    Director

George Shutt                      77                Director

John F. Mayer                     56                Director

Sigurd "Morris" Mathisen          65                Vice-President

     There are no family relationships among the current Directors and Officers of the Company.

     Maynard M. Moe, age 56, President, Chief Executive Officer and a Director, was elected by the Board of Directors on October 8, 1993. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane Community College for Oil Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington from 1978 to 1992. Mr. Moe obtained Washington State Series 63, NASD Series 7 and Principle Series 23 Licenses. Mr. Moe served as a committee chairman and vice president and director of the Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case. During the past ten years Mr. Moe has worked with different companies as a consultant for shareholder relations.

     Kerry L. Weger, age 51, has been a Director and Secretary-Treasurer since June 22, 1992. Mr. Weger attended Indiana University and received a B.A. in Business and a JD from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr. Weger has been in the continuous practice of law for twenty years and is currently practicing law in the State of Indiana. His area of practice encompasses oil and gas and corporate law. Mr. Weger has represented several oil and gas drilling and development companies and is familiar with all phases of drilling and development. Mr. Weger is active in his community, is a member of the Bloomington Planning Commission, the Chamber of Commerce Erosion Development Committee and a past member of the Bloomington Little League Board of Directors and Monroe County Economic Development Council.

Document page 13 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

     George Shutt, age 77, has been a Director since June 22, 1992. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants. GESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontract's administrator, project engineer, manufacturing planning for complex electronic systems and manufacturing supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. in Research and Development Department.
He was with the U.S. Air Force as an instructor on instrument flying techniques.

     John F. Mayer, age 56, has been a Director since October, 1988. He held the offices of President and Chief Executive Officer from June 22, 1992 until his resignation from these positions effective October 1, 1993. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post service where he was employed as a civilian scientist and weapons graduate work in physics). Mr. Mayer retired in 1992 from civil system analyst with the Department of Defense for 20 years, 13 years of which were in management positions.


     Sigurd "Morris" Mathisen, age 65, has been a Vice-President since October 29, 1993. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering/Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities. Mr. Mathisen was instrumental in the Installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. During more than four years he was ssistant Resident Manager for J.A. Jones Construction Co. at Hanford, Washington. He has been responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities and involved with the construction of a total of twenty-six multi-million dollar projects.

     The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

Item 11. REMUNERATION OF DIRECTORS AND OFFICERS.

Officers:

     For the fiscal year ended January 31, 1998, none of the Officers of the Registrant had cash compensation in excess of $20,000.00

Directors:

    The Directors of the Company received no compensation for services rendered to the Registrant during the fiscal year ended January 31, 1998 in excess of $20,000.00.



Document page 14 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998


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


















Document page 15 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

                                        Security Ownership
Name and Address                         Amount and Nature         Percent
of Beneficial Owner                   of Beneficial Ownership    of Class (2)
---------------------                   ------------------------   ------------
Donald L. Walker (1)                           4,339                0.030%
1501 Azure Hills
Van Buren, Arkansas 72956
Gail Sue Walker (2)                              -0-                  -0-
1501 Azure Hills
Van Buren, Arkansas                            72956

Lucros International Corp. (2)               570,000                3.979%
P. O. Box 647
Van Buren, Arkansas 72956

Greenway Corporation (2)                     551,500                3.850%
P. O. Box 647
Van Buren, Arkansas 72956

Maynard M. Moe                               710,001                4.957%
President, Chief Executive
Officer, Director
2204 W. Wellesley
Spokane, WA 99205

John F. Mayer                                575,000                4.014%
Director
534 Valley Drive
Kerrville, Texas 78028

George Shutt                                  27,450                0.192%
Director
17582 Meredith Dr.
Santa Ana, CA 92705

Kerry L. Weger                               341,000                2.381%
Secretary-Treasurer, Director
635 N. College Avenue
Bloomington, IN 47404

Sigurd "Morris" Mathisen                      81,750                0.571%
Vice-President
6415 N. Fleming
Spokane, WA 99208

All Directors and                                                  12.115%
Executive Officers
as a Group (5 persons)
as of the date of this
Form 10-K/A

(1)  Mr. Walker is the husband of Gail Sue Walker.

(2) Mrs. Walker is the sole shareholder of Lucros International Corporation and Greenway Corporation, therefore this reflects that ownership/beneficial interest as of January 31, 1998.
Document page 16 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998

Item 13. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

     There were no transactions between management and Registrant during the period covered by this report.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The financial statements listed in the following index are filed as part of this Annual Report on Form 10-K/A:

                                                                      Sequential
                                                                        Page
                                                                        ----
Consent of Auditor                                                       19
Report of Independent Auditor                                            21
Statement of Financial Position at
January 31, 1998, 1997 and 1996.                                         22
Statement of Operations for the Years ended
January 31, 1998, 1997 and 1996.                                         23
Statement of Changes in Stockholders' Equity
for the years ended January 31, 1998, 1997 and 1996.                     24
Statement of Cash Flows for the Years Ended January 31,  1998,  1997
and 1996.                                                                25
Notes to Financial Statements at January 31, 1998, 1997
and 1996.                                                                26

(a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K/A because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

(a) (3) Exhibits*.

(b) There were no reports filed on Form 8-K during the fiscal fourth quarter ended January 31, 1998. However a Form 8-K reporting a change of auditors was filed January 15, 1999 and is considered to be included herein by reference
















Document page 17 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K/A
                                 January 31, 1998


*******************************************************************************
                                   SIGNATURES
*******************************************************************************
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ramex Synfuels International, Inc.
                                        Registrant


Dated: January 21, 1999             By: /s/ Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated: January 21, 1999                     /s/ Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, Director and
                                            Chief Executive Officer


Dated: January 21, 1999                     /s/ Kerry L. Weger
                                            --------------------
                                            Kerry L. Weger, Secretary-Treasurer
                                            and Director


Dated: January 21, 1999                     /s/ George E. Shutt
                                            --------------------
                                            George E. Shutt
                                            Director


Dated: January 21, 1999                     /s/ John F. Mayer
                                            --------------------
                                            John F. Mayer
                                            Director











Document page 18 of 28

Letterhead of:
Williams & Webster, P.S.
601 W. Riverside, Suite 1970
Spokane, WA 99201



To The Board of Directors of
Ramex Synfuels International, Inc.


We hereby consent to the use of our name in regard to the audited financial statements of Ramex Synfuels International, Inc., in the 10-K/A report for the year ended January 31, 1998.


/s/ Williams & Webster, P.S.

Spokane, WA
December 10, 1998





























Document page 19 of 28

                        RAMEX SYNFUELS INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS








                               Table of Contents
                               January 31, 1998

Independent Auditor's Report                                          1

Statement of Financial Position                                       2

Statement of Operations                                               3

Statement of Changes in Stockholders' Equity                          4

Statement of Cash Flows                                               5

Notes to Financial Statements                                         6


























Document page 20 of 28

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Ramex Synfuels International, Inc.

We have audited the statement of financial position of Ramex Synfuels International, Inc. as of January 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. As discussed in Note 3, the Company has restated its prior years' financial statements to reflect the forgiveness of a shareholder payable of $17,692 in 1995 as additional paid-in capital in accordance with generally accepted accounting principles. This transaction was originally recorded as other income. The financial statements of Ramex Synfuels International, Inc. as of January 31, 1997 and 1996 were audited by other auditors whose report dated April 8, 1998, expressed an unqualified opinion on those statements before the restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in All material respects, the financial position of Ramex Synfuels International, Inc. as of January 31, 1998 and the results of operations, changes in stockholders' equity and cash flows for the year ended January 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the Financial statements, the Company has suffered recurring losses from operations, has generated no revenues in the last three years, has a working capital deficit and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue in business. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Spokane, Washington
November  6, 1998

Document page 21 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
Statement of Financial Position



ASSETS
                                                     January 31,     January 31,
                                                        1998            1997
                                                    -----------    -----------
CURRENT ASSETS
    Cash                                            $     1,281    $     2,209
                                                    -----------    -----------

TOTAL ASSETS                                        $     1,281    $     2,209
                                                    ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                                $    64,295    $    62,782
    Due to officers and directors                       105,654         93,221
                                                    -----------    -----------

         Total Current Liabilities                      169,949        156,003
                                                    -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock $.01 par value;
      125,000,000 shares authorized,
      14,323,465 and 13,823,465 shares
      issued and outstanding as of January 31,
      1998 and 1997                                     143,234        138,234
Additional paid-in capital                            4,577,237      4,577,237


Accumulated deficit                                  (4,889,139)    (4,869,265)
                                                     -----------    -----------
         Total Stockholders' Equity (Deficit)           (168,668)      (153,794)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $     1,281    $     2,209
                                                     ===========    ===========











   The accompanying notes are an integral part of these financial statements.
                                         2
Document page 22 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Operations

                                     Year Ended      Year Ended     Year Ended
                                     January 31,     January 31,    January 31,
                                        1998            1997           1996
                                      --------       --------       --------
REVENUE                               $    -         $    -          $   -
                                      --------       --------       --------

GENERAL AND ADMINISTRATIVE EXPENSES     19,901         19,168         21,080
                                      --------       --------       --------

(LOSS) FROM OPERATIONS                 (19,901)       (19,168)       (21,080)

OTHER INCOME
         Interest                           27             18            -
                                      --------       --------       -------

             Total other income             27             18            -
                                      --------       --------       --------


NET (LOSS)                            $(19,874)      $(19,150)      $(21,080)
                                      ========       ========       ========

NET (LOSS) PER SHARE                      (NIL)          (NIL)          (NIL)
                                      ========       ========       ========


























The accompanying notes are an integral part of these financial statements.
                                         3
Document page 23 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
Statement of Changes in Stockholders' Equity


                           Common Stock            Additional
                   --------------------------      Paid-In     Accumulated
                      Shares         Amount        Capital      (Deficit)       Total
                   -----------    -----------    -----------   -----------   -----------
Balances as of
January 31, 1995    12,753,465    $   127,534    $ 4,576,937   $(4,846,727)   $ (142,256)

Common stock issued
   for cash at $.01
   per share         1,100,000         11,000            -             -          11,000

Payment of debt
   by stockholder          -              -           17,692          -           17,692

Net (loss)                 -              -              -        (21,080)       (21,080)
                   -----------    -----------    -----------   -----------   -----------
Balances as of
January 31, 1996    13,853,465        138,534      4,594,629    (4,867,807)     (134,644)

Cancellation of
   30,000 shares of
   common stock       (30,000)          (300)           300            -             -

Net (loss)                -              -              -          (19,150)      (19,150)
                   ------------    -----------    -----------   -----------   -----------
Balances as of
January 31, 1997     13,823,465        138,234      4,594,929    (4,886,957)    (153,794)

Common stock issued
   for cash at $.01
   per share            500,000          5,000            -             -          5,000

Net (loss)                                                          (19,874)     (19,874)
                   -----------    -----------    -----------   -----------    -----------
Balances as of
   January 31, 1998 14,323,465    $   143,234    $ 4,594,929   $(4,906,831)   $ (168,668)
                    ===========    ===========    ===========   ===========   ===========














   The accompanying notes are an integral part of these financial statements.
                                           4
Document page 24 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Cash Flows For the Years


                                                January 31,    January 31,   January 31,
                                                   1998          1997          1996
                                                 --------      --------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (loss)                                   $(19,874)     $(19,150)     $(21,080)
Increase (decrease) in accounts payable
          amounts due officer and directors        13,946        11,951         1,545
                                                 --------      --------      --------

    Net cash used from operating activities        (5,928)       (7,199)      (19,535)
                                                 --------      --------      --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    Proceeds from sale of common stock              5,000            -         11,000
    Additional paid-in capital                        -              -         17,692
                                                 --------      --------      --------
    Net cash from financing activities              5,000            -         28,692

NET INCREASE (DECREASE) IN CASH                      (928)       (7,199)        9,157

CASH AT BEGINNING OF YEAR                           2,209         9,408           251
                                                 --------      --------      --------

CASH AT END OF YEAR                              $  1,281      $  2,209      $  9,408
                                                 ========      ========      ========

SUPPLEMENTAL INFORMATION

    Interest expense paid                        $    -        $     -       $    -
    Taxes paid                                   $    -        $     -       $    -



















The accompanying notes are an integral part of these financial statements.
                                           5
Document page 25 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998
*******************************************************************************

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The history of the Company began when Cache Oil Corporation was incorporated in March, 1980, under the laws of the State of Utah. In July, 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Ramex Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December, 1980, Cache Oil merged with a wholly-owned subsidiary of Ramex Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah corporation, with the name of the surviving Utah corporation being changed to Ramex Synfuels International, Inc. The Company had been in the development stage until 1992, when all operations closed.

Common Stock

Common stock issued for expenses, services, and payment of liabilities is accounted for at the estimated fair market value as determined by the board of directors at the date of issue.

Earnings Per Share

Earnings (losses) per share are computed on the basis of the weighted average number of common outstanding shares during the year.

Estimates

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

NOTE 2 - ACCOUNTS PAYABLE

For the years ended January 31, 1998 and January 31, 1997, two creditors had outstanding judgments against the Company totaling $23,525. Other trade payables comprised the remaining balances as follows:

               January 31,               Amount

                  1997                  $39,257
                  1997                  $40,770

NOTE 3 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

A former president of the Company paid a liability of $17,692 during the fiscal year ended January 31, 1996, for which no repayment from the Company is expected. This forgiveness of debt, which was originally recorded by the Company as other income, has been restated in the accompanying financial statements as contributed capital.





                                             6
Document page 26 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998
*******************************************************************************

NOTE 4 - DUE TO OFFICERS AND DIRECTORS AND RELATED PARTY TRANSACTIONS

As of January 31, 1998, the Company owed the current president (Maynard Moe) $69,832 for accrued consulting fees and advances, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company. As of January 31, 1997, the Company owed the current president (Maynard Moe) $57,400 for consulting fees, and owed $10,000 to the current secretary-treasurer (Kerry Weger), and $25,821 to another former president (John Mayer) for advances and expenses paid on behalf of the Company.

NOTE 5 - CANCELLATION OF COMMON STOCK

In 1990, the Company authorized a certificate for 300,000 shares of its common stock in expectation of drilling services to be performed. As time passed, the drilling services were never performed and for that reason the stock certificate was never issued or released. In February 1996, the Company's stock transfer agent, authorized by the Company's board of directors, physically cancelled the aforementioned stock certificate which (after giving effect for a prior year 10:for:1 reverse stock split) then represented 30,000 shares. No gain or loss was recognized on this transaction.

NOTE 6 - STOCK OPTION AND COMPENSATION BONUS PLAN

In 1989, the Company established a nonqualified stock option plan for its directors, employees, and outside consultants. Under the plan, options to purchase shares of the Company's common stock may be granted at 76% of the fair market value of the common stock at the date of grant. Options may be partially exercised within six months of the grant and are fully exercisable within twenty-seven months of the grant date.

The Company originally provided for a maximum of 3,000,000 shares to be issued under the stock option plan. In 1989 and 1990, the Company issued 1,366,667 shares under the plan and has issued no additional shares since this original issuance. The remaining shares issuable under the plan has been reduced to only 163,333 because of the Company's reverse stock split in 1994.

NOTE 7 - INCOME TAXES

The Company has a net operating loss carryover of $4,889,139 to the year ended January 31, 1999. Tax loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue.


                                          7
Document page 27 of 28

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998
*******************************************************************************

NOTE 8 - GOING CONCERN (continued)

Management's plans for the Company include keeping the Company alive with occasional cash advances from officers and directors, minimizing the Company's cash expenditures, and searching for a financially stronger partner, already operating in an energy-related environment, with which to form a strategic alliance or joint venture. Management believes that these plans are realistic and workable. Management further believes that the liquidation basis of accounting is not appropriate in view of management's plans.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In September, 1993, the Company as the general partner in newly-formed Ramex Research Partners, Ltd., a Texas limited partnership, raised $110,000 for further development of an oil shale gasification process. This process is protected by a patent (issued on May 29, 1990) owned by the Company. In return for this funding, the Company has granted to the limited partners a limited term royalty payable from the future proceeds, if any, of gas produced from the application of this process. This limited term royalty will continue until the limited partners have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2) payments aggregating ten times the limited partners' original investment.

On December 13, 1993, the Company entered into a contractual agreement with Southwest Research Institute of San Antonio, Texas, for the first phase testing of this patented gasification process. Ramex Research Partners, Ltd., provided the funding for this testing. The first phase testing was completed in 1995 at which time the contract with Southwest expired without further commitment from either party. At this time, the Company does not have adequate funds in order to pursue the second and third phases of






















                                              8
Document page 28 of 28