Form 10-Q/A
period 1998-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-02-03
CIK 857132

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

                                    FORM 10-Q/A

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

Documents incorporated by reference:

Form 8-K filed January 15, 1999














                                 Total pages: 9
****************************************************************************

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q/A

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

          Statement of Cash Flows For the Three and Six Month Periods Ended July 31, 1998 and 1997

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                July 31, 1998 and January 31, 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                           July 31,       January 31,
                                                            1998             1998
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $    11,745      $     1,281
                                                         -----------      -----------

TOTAL ASSETS                                             $    11,745      $     1,281
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,863      $    64,295
    Due to officers and directors                            112,688          105,654
                                                         -----------      -----------

        Total current liabilities                            175,551          169,949
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 14,323,465 shares issued
        and outstanding as of January 31, 1998;
        16,023,465 shares issued and outstanding
        as of July 31, 1998                                  160,234          143,234
    Additional paid-in capital                             4,594,929        4,577,237
    Accumulated deficit                                   (4,918,969)      (4,889,139)
                                                         -----------      -----------

        Total stockholders' equity                          (163,806)        (168,668)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    11,745      $     1,281
                                                         ===========      ===========










                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Operations For the Three and
(UNAUDITED)                            Six Month Periods Ended July 31, 1998 and
                                       1997
--------------------------------------------------------------------------------

                               Three Month Periods                 Six Month Periods
                          ----------------------------        ---------------------------
                            July 31,       July 31,            July 31,       July 31,
                              1998           1997               1998            1997
                           --------       --------            --------       --------
REVENUE                    $     -0-      $     -0-           $     -0-       $    -0-
                            --------       --------            --------       --------

GENERAL AND
ADMINISTRATIVE EXPENSES       3,669          2,766              12,137         10,797
                            --------       --------            --------       --------


NET (LOSS)                  $(3,669)       $(2,766)           $(12,137)      $(10,797)
                            ========       ========            ========       ========


NET (LOSS) PER SHARE         $ (NIL)        $ (NIL)           $   (NIL)      $   (NIL)
                            ========        ========           ========       ========






























                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.    Statement of Changes in Stockholders'
(UNAUDITED)                           Equity For the Three Month Periods Ended
                                      July 31, 1998 and 1997
--------------------------------------------------------------------------------

                           Common Stock           Additional
                    --------------------------    Paid-In      Accumulated
                     Shares           Amount      Capital      Deficit       Total
                    -------------  -----------  ------------   ------------  -----------
Balances as of
April 30, 1997        14,323,465   $  143,234    $ 4,594,929   $(4,894,988)  $ (156,825)

Net (loss)                                                          (2,766)      (2,766)
                    -------------  ------------  ------------  ------------  -----------

Balances as of
July 31, 1997          14,323,465   $  143,234   $ 4,594,929   $(4,897,754)  $ (159,591)

                     ============   ===========  ============  ============  ===========

Balances as of
April 30, 1998         16,023,465   $  160,234   $ 4,594,929   $(4,915,300)  $ (160,137)

Net (loss)                                                          (3,669)      (3,669)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
July 31, 1998          16,023,465   $  160,234   $ 4,594,929   $(4,918,969)  $ (163,806)
                     ============   ===========  ============  ============  ===========
























                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Cash Flows For the Three and
(UNAUDITED)                            Six  Month Periods Ended July 31, 1998
                                       and 1997
--------------------------------------------------------------------------------

                              Three Month Periods               Six Month Periods
                           -------------------------      --------------------------
                            July 31,        July 31,        July 31,         July 31,
                            1998             1997           1998             1997
                           --------         --------       --------         --------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net (loss)             $ (3,669)        $ (2,766)      (12,137)        $(10,797)
     Increase in payables
        and due to officers
        and directors          1,735            3,000         5,601            6,600
                             --------         --------      --------         --------

   Net Cash Provided
      (Used) From
      Operating               (1,934)             234        (6,536)          (4,197)
      Activities             --------         --------      --------         --------

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Sale of common stock        -                -           17,000            5,000
                              --------         --------      --------         --------


NET INCREASE (DECREASE)
    IN CASH                   (1,934)             234        10,464              803


CASH AT BEGINNING OF PERIOD    13,679            2,778         1,281            2,209
                              --------         --------      --------         --------


CASH AT END OF PERIOD         $11,745          $ 3,012       $11,745          $ 3,012
                              ========         ========      ========         ========












                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                                  as of July 31, 1998
--------------------------------------------------------------------------------

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

          Management's plans for the Company include keeping the Company alive with occasional cash advances from officers and directors, minimizing the Company's cash expenditures, and searching for a financially stronger partner, already operating in an energy-related environment, with which to form a strategic alliance or join venture. Management believes that these plans are realistic and workable. Management further believes that the liquidation basis of accounting is not appropriate in view of management's plans.

          The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K/A for the fiscal year ended January 31, 1998.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     During the three month period ending July 31, 1998, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

     Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

Liquidity and Capital Resources:

     As of July 31, 1998 Ramex's current assets were $11,745. The Company had no income during the three month period ended July 31, 1998 and had total expenses of $3,669, an increase of $903 compared to the same three month period of the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ending July 31, 1998. However, a Form 8-K announcing the retention of a new auditing firm was filed January 15, 1999 and is incorporated by reference.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  February 1, 1999                  /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  February 1, 1999                  /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer