Form 10-Q
period 1998-10-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-02-03
CIK 857132

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


                      For quarter ended:  October 31, 1998
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

                          Common Stock, $0.01 Par Value
                      16,023,465 shares as of October 31, 1998


















                                 Total pages: 9
****************************************************************************

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

          Statement of Financial Position as of October 31, 1998 and January 31, 1998

          Statement of Operations For the Three and Nine Months ended October 31, 1998 and 1997

          Statement of Changes in Stockholders' Equity For the Three Month Periods Ended October 31, 1998 and 1997

          Statement of Cash Flows For the Three and Nine Month Periods Ended October 31, 1998 and 1997

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                October 31, 1998 and January 31, 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                           Oct. 31,       January 31,
                                                            1998             1998
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $    10,890      $     1,281
                                                         -----------      -----------

TOTAL ASSETS                                             $    10,890      $     1,281
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,863      $    64,295
    Due to officers and directors                            115,688          105,654
                                                         -----------      -----------

        Total current liabilities                            178,551          169,949
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 14,323,465 shares issued
        and outstanding as of January 31, 1998;
        16,023,465 shares issued and outstanding
        as of July 31, 1998                                  160,234          143,234
    Additional paid-in capital                             4,594,929        4,577,237
    Accumulated deficit                                   (4,922,824)      (4,889,139)
                                                         -----------      -----------

        Total stockholders' equity                          (167,661)        (168,668)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    10,890      $     1,281
                                                         ===========      ===========










                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Operations For the Three and
(UNAUDITED)                            Nine Month Periods Ended October 31, 1998
                                       and 1997
--------------------------------------------------------------------------------

                               Three Month Periods                Nine Month Periods
                          ----------------------------        ---------------------------
                            Oct. 31,       Oct. 31,            Oct. 31,       Oct. 31,
                              1998           1997               1998            1997
                           --------       --------            --------       --------
REVENUE                    $     -0-      $     -0-           $     -0-       $    -0-
                            --------       --------            --------       --------

GENERAL AND
ADMINISTRATIVE EXPENSES       3,855          4,920              15,992         15,707
                            --------       --------            --------       --------


NET (LOSS)                  $(3,855)       $(4,920)           $(15,992)      $(15,707)
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

RAMEX SYNFUELS INTERNATIONAL, INC.    Statement of Changes in Stockholders'
(UNAUDITED)                           Equity For the Three Month Periods Ended
                                      October 31, 1998 and 1997
--------------------------------------------------------------------------------

                           Common Stock           Additional
                    --------------------------    Paid-In      Accumulated
                     Shares           Amount      Capital      Deficit       Total
                    -------------  -----------  ------------   ------------  -----------
Balances as of
July  31, 1997        14,323,465   $  143,234    $ 4,594,929   $(4,897,754)  $ (159,591)

Net (loss)                                                          (4,920)      (4,920)
                    -------------  ------------  ------------  ------------  -----------

Balances as of
Oct. 31, 1997          14,323,465   $  143,234   $ 4,594,929   $(4,902,674)  $ (164,511)

                     ============   ===========  ============  ============  ===========

Balances as of
July  31, 1998         16,023,465   $  160,234   $ 4,594,929   $(4,918,969)  $ (163,806)

Net (loss)                                                          (3,855)      (3,855)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
July 31, 1998          16,023,465   $  160,234   $ 4,594,929   $(4,922,824)  $ (167,661)
                     ============   ===========  ============  ============  ===========
























                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Cash Flows For the Three and
(UNAUDITED)                            Nine Month Periods Ended October 31, 1998
                                       and 1997
--------------------------------------------------------------------------------

                              Three Month Periods              Nine Month Periods
                           -------------------------      --------------------------
                            Oct. 31,        Oct. 31,        Oct. 31,         Oct. 31,
                            1998             1997           1998             1997
                           --------         --------       --------         --------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net (loss)             $ (3,855)        $ (4,920)      (15,992)        $(15,717)
     Increase in payables
        and due to officers
        and directors          3,000            3,758         8,601           10,358
                             --------         --------      --------         --------

   Net Cash Provided
      (Used) From
      Operating                 (855)          (1,162)       (7,391)          (5,359)
      Activities             --------         --------      --------         --------

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Proceeds from sale
         of common stock         -                -          17,000            5,000
                             --------         --------      --------         --------


NET INCREASE (DECREASE)
    IN CASH                     (855)          (1,162)        9,609             (359)


CASH AT BEGINNING OF PERIOD   11,745            3,012         1,281            2,209
                             --------         --------      --------         --------


CASH AT END OF PERIOD       $ 10,890         $  1,850       $10,890         $  1,850
                            ========          ========      ========         ========











                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                               as of October 31, 1998
--------------------------------------------------------------------------------

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
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

    During the three month period ending October 31, 1998, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

    Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

Liquidity and Capital Resources:

     As of October 31, 1998 Ramex's current assets were $10,890. The Company had no income during the three month period ended October 31, 1998 and had total expenses of $3,855, a decrease of $1,065 compared to the same three month period in the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ending October 31, 1998.

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