Form 10-K
period 1999-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-04-29
CIK 857132

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY
       PAGE LENGTH: 63 LINES
       MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT
       LINE ONE BEGINS AT "START"

START**************************************************************************


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)


For the fiscal year ended January 31, 1999   Commission File Number  000-18081

                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                             87-0360039
(State of Incorporation)                            (IRS Employer Ident. No.)

            2204 W. Wellesley
       Spokane, Washington  99205                     (509)  328-9633
(Address of principal executive offices)      (Registrant's telephone number)

          Securities registered pursuant to Sections 12(b) of the Act:

         Title of Each Class          Name of Exchange on Which Registered
         -------------------          ------------------------------------
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

Approximately $119,624 as of January 31, 1999 (determined by reference to the average bid and ask prices of such stock on January 31, 1999).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             As of January 31, 1999,
                   Common Stock, $0.01 Par Value - 16,023,465

Documents incorporated herein by reference:

Form 8-K filed January 15, 1999

*******************************************************************************
Submission page 1 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                 January 31, 1999

                                TABLE OF CONTENTS

                                     PART 1
Item 1  Description of Business                                            1

Item 2  Properties                                                         8

Item 3  Legal Proceedings                                                  9

Item 4  Submission of Matters to a Vote of Security Holders                9

                                    PART II

Item  5  Market for Registrant's Common Equity and Related
         Stockholders' Matters                                             9

Item 6  Selected Financial Data                                            10

Item 7  Management's  Discussion and Analysis of Financial
        Condition and Results of Operation                                 10

Item 8  Financial Statements and Supplementary Data                        12

Item 9  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                                12

                                   PART III


Item 10  Directors and Executive Officers of the Registrant                13

Item 11  Remuneration of Directors and Officers                            14

Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                        15

Item 13  Interest of Management and Others in Certain Transactions         17

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                          17

SIGNATURES                                                                 18

Audited Financial Statements and Notes to Financial Statements             20

EX-23 Consent of Auditors                                                  28

EX-27 Financial Data Schedule                                              29



Submission page 2 of 29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                                January  31,  1999


PART  1

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

     As of January 31, 1999, Ramex was not producing oil or oil shale products.

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








Submission  page  3  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999

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







Submission  page  4  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999

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

     Ramex is currently evaluating the costs of conducting additional laboratory testing.
Submission  page  5  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999
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

Submission  page  6  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999

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

Other  Proposed  Legislation

    In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. RAMEX cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on RAMEX's operations.
Submission  page  7  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999

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

     At  January  31,  1999,  the  Registrant  had  no  salaried  employees.

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



Submission  page  8  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                               January  31,  1999

ITEM  3.  LEGAL  PROCEEDINGS.

     A judgment was granted in 1990 to Jack Guthrie and Associates, Inc. of Louisville, Kentucky to recover $12,076.70. Nothing has occurred during the fiscal period ended January 31, 1999 on the judgment. A lawsuit was filed by Paul A. Petzrick of Annapolis, Maryland to recover $11,524.00 for consulting services. As of the date of this Form 10-K for the period ended January 31, 1999, no activity has occurred on this lawsuit. The Registrant intends to settle both of these obligations.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no submissions to a vote of security holders during the fourth fiscal quarter ended January 31, 1999.

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

    The following table sets forth the high-ask and low-bid quotations per share as published by the National Quotation Bureau, Inc. for the fiscal quarterly periods indicated:

Market Price:                        Fiscal year ending
                                        January 31,
                      --------------------------------------------------
                              1998                        1999
                      -----------------------   ------------------------
         Period           High         Low          High         Low
         ------           ----         ---          ----         ---
First Quarter         $    0.015   $    0.001   $    .017    $    .003
Second Quarter        $    0.017   $    0.001   $    .017    $    .005
Third Quarter         $    0.017   $    0.003   $    .017    $    .005
Fourth Quarter        $    0.017   $    0.003   $    .014    $    .009

    Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


Submission page 9 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                               January 31, 1999

Holders

     As of January 31, 1999 there were approximately 3,980 holders of record of the Common Stock of the Company.

Dividends

     The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future. At the present time, the Company intends to use earnings (if any) which may be generated to finance the growth of the Company's business.

Item  6.  SELECTED  FINANCIAL  DATA.

            (Not  covered  by  report  of  independent  accountants)

                                                    Years
                                                Ended January 31,
                         -------------------------------------------------------
                           1995        1996        1997        1998       1999
                         --------    --------    --------    --------   --------
Revenues                     -0-         -0-         -0-         -0-
Net Loss                (15,622)    (21,081)    (19,168)    (19,091)    (22,957}
   from Operations
Income from Forgiveness
of Debt                      -0-     17,692          -0-         -0-         -0-
Income from Interest         -0-         -0-         18          27          39
   Net Loss             (15,622)    (21,081)    (19,168)    (19,901)    (22,918)
Net Loss
   per common share:   (0.00122)   (0.00152)   (0.00139)   (0.00139)        NIL
Current Assets              251       9,408       2,209       1,281       6,509
Current Liabilities     142,507     144,052     156,003     169,949     181,095
Total Assets                251       9,408       2,209       1,281       6,509
Stockholder's equity
   (deficit)           (142,256)   (134,644)   (153,794)   (168,668)   (174,586)


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






Submission page 10 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                               January 31, 1999

     It was determined after the completion of the last field project in Indiana in 1995, that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by Ramex. The Company's efforts during the fiscal years ending in 1997, 1998, and 1999 have been primarily directed toward developing funding arrangements for the cost of the laboratory and fieldwork yet to be performed. No actual laboratory or field research activity was conducted during the fiscal years ending January 31, 1997, 1998 or 1999.


Liquidity  and  Capital  Resources:

     As of January 31, 1999 Ramex's current assets were $6,509. The Company had interest income of $18, $27 and $39 during the fiscal years ending January 31, 1997, 1998, and 1999 respectively. The Company had total expenses of $19,168, $19,901 and $22,957 during the fiscal years ending January 31, 1997, 1998 and 1999, respectively. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

Results  of  Operations

     During the twelve month period ending January 31, 1999, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

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

     The Company has a net operating loss carryover at January 31, 1999 of $4,900,000. These loss carryovers will commence to expire in 1999. The Company has not recorded a deferred tax asset for the possible benefit of these net operating loss carryovers because it is uncertain if the Company will have future taxable income.

Environmental  Ramifications  of  the  Ramex  Process

     The Company has made in-depth inquiries to ascertain the environmental safety of it's gasification process. To obtain a further understanding of the mobilization of trace elements and to indicate the environmental and health effects of the Process, Ramex conducted a survey of literature looking for similar scenarios on equivalent strata. The survey discovered no relevant information indicating a possible negative environmental impact of the Ramex process.
Submission page 11 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                               January 31, 1999

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

     Financial statements appear on sequential pages 19 to 27 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements by the Company itself in connection with audits for the years ending January 31, 1996, 1997 and 1998 which were performed by Terrence J. Dunne, CPA. However, due to additional information required by the Securities Exchange Commission, Ramex retained the services of Williams & Webster, P.S. to perform a secondary audit of information presented for the fiscal year ended January 31, 1998.

Aside from a secretarial error, Williams & Webster found no substantial difference in any portion of the previously reported audit. Certain information regarding the proceeds of a loan from a former officer was restated to comply with current auditing standards. The Securities Exchange Commission accepted the Company's restated audit and re-submitted Form 10-Q for the period ended January 31, 1998. Since then the Company has opted to retain the services of Williams & Webster P.S. and has no disagreements with their audits.

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













Submission page 12 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                January 31, 1999

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Members of the Board of the Directors and/or Executive Officers of the Registrant, and further information concerning them are as follows:


Name                             Age                         Position
------                           ---                -------------------------
Maynard M. Moe                    57                President, Chief Executive
                                                    Officer and Director

Kerry L. Weger                    52                Secretary-Treasurer
                                                    Director

George Shutt                      78                Director

John F. Mayer                     57                Director

Sigurd "Morris" Mathisen          66                Vice-President






     There are no family relationships among the current Directors and Officers of the Company.

     Maynard M. Moe, age 57, President, Chief Executive Officer and a Director, was elected by the Board of Directors on October 8, 1993. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane Community College for Oil Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington from 1978 to 1992. Mr. Moe obtained Washington State Series 63, NASD Series 7 and Principle Series 23 Licenses. Mr. Moe served as a committee chairman and vice president and director of the Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case. During the past ten years Mr. Moe has worked with different companies as a consultant for shareholder relations.







Submission  page  13  of  29

                        RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                                    FORM  10-K
                                 January  31,  1999

     Kerry L. Weger, age 52, has been a Director and Secretary-Treasurer since June 22, 1992. Mr. Weger attended Indiana University and received a B.A. in Business and a JD from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr. Weger has been in the continuous practice of law for twenty years and is currently practicing law in the State of Indiana. His area of practice encompasses oil and gas and corporate law. Mr. Weger has represented several oil and gas drilling and development companies and is familiar with all phases of drilling and development. Mr. Weger is active in his community, is a member of the Bloomington Planning Commission, the Chamber of Commerce Erosion Development Committee and a past member of the Bloomington Little League Board of Directors and Monroe County Economic Development Council.

     George Shutt, age 78, has been a Director since June 22, 1992. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants. GESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontract's administrator, project engineer, manufacturing planning for complex electronic systems and manufacturing supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. in Research and Development Department. He was with the U.S. Air Force as an instructor on instrument flying techniques.

     John F. Mayer, age 57, has been a Director since October, 1988. He held the offices of President and Chief Executive Officer from June 22, 1992 until his resignation from these positions effective October 1, 1993. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post service where he was employed as a civilian scientist and weapons graduate work in physics). Mr. Mayer retired in 1992 from civil system analyst with the Department of Defense for 20 years, 13 years of which were in management positions.


     Sigurd "Morris" Mathisen, age 66, has been a Vice-President since October 29, 1993. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering/Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities. Mr. Mathisen was instrumental in the Installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. During more than four years he was ssistant Resident Manager for J.A. Jones Construction Co. at Hanford, Washington. He has been responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities and involved with the construction of a total of twenty-six multi-million dollar projects.






Submission page 14 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                                January 31, 1999





     The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

Item  11.  REMUNERATION  OF  DIRECTORS  AND  OFFICERS.

Officers:

     For the fiscal year ended January 31, 1999, none of the Officers of the Registrant had cash compensation in excess of $20,000.00

Directors:

    The Directors of the Company received no compensation for services rendered to the Registrant during the fiscal year ended January 31, 1999 in excess of $20,000.00.

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

Item  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth information, as of January 31, 1999, as to each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, and as to the security ownership of each Director of the Company and all Officers and Directors of the Company as a group. Except where specifically noted, each person listed in the table has sole voting and investment power to the shares listed.
Submission page 15 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                                 January 31, 1999

                                                   Security Ownership
Title              Name and Address                 Amount and Nature       Percent
of Class          of Beneficial Owner           of Beneficial Ownership     of Class
------------  --------------------------       ------------------------   ------------
Directors and Executive Officers:

Common Stock   MAYNARD M. MOE                            810,001                 5.06%
               President, Chief Executive
               Officer, Director
               2204 W. Wellesley
               Spokane, WA 99205

Common Stock   JOHN F. MAYER                             675,000                 4.21%
               Director
               534 Valley Drive
               Kerrville, Texas 78028

Common Stock   GEORGE SHUTT                               27,450                0.17%
               Director
               17582 Meredith Dr.
               Santa Ana, CA 92705

Common Stock   KERRY L. WEGER                            341,000                2.13%
               Secretary-Treasurer, Director
               3023 Daniel Street
               Bloomington, IN 47401

Common Stock   SIGURD "MORRIS" MATHISEN                   81,750                0.51%
               Vice-President
               6415 N. Fleming
               Spokane, WA 99208

Common Stock   ALL DIRECTORS and                       1,935,201               12.08%
               Executive Officers
               as a Group (5 persons)
               as of the date of this
               Form 10-K

Stockholders owning more than 5% of the Registrant's Voting Securities:

Common Stock   Monty Moore                             1,000,000                6.24%
               10735 Stone Avenue North
               Seattle, WA 98133












Submission page 16 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                                 January 31, 1999

Item 13. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

There have been no transactions or series of transactions, or proposed transactions during the last fiscal year to which the Registrant is a party in which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant's common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The financial statements listed in the following index are filed as part of this Annual Report on Form 10-K:

                                                                      Sequential
                                                                        Page
                                                                        ----
Report of Independent Auditor                                            20
Statement of Financial Position at
January 31, 1999, 1998 and 1997.                                         21
Statement of Operations for the Years ended
January 31, 1999, 1998 and 1997.                                         22
Statement of Changes in Stockholders' Equity
for the years ended January 31, 1999, 1998 and 1997.                     23
Statement of Cash Flows for the Years Ended January 31,  1999,  1998
and 1997.                                                                24
Notes to Financial Statements at January 31, 1999, 1998
and 1997.                                                                25

Consent of Auditor                                                       28
Financial Data Schedule                                                  29

(a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

(a) (3) Exhibits.

(b) Form 8-K reporting a change of auditors was filed January 15, 1999 and is considered to be included herein by reference.











Submission page 17 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                   FORM 10-K
                                 January 31, 1999


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

                                        Ramex Synfuels International, Inc.
                                        Registrant


Dated: April 28, 1999                       By: /s/ Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated: April 28, 1999                        /s/ Maynard M. Moe
                                            --------------------
                                            Maynard M. Moe
                                            President, Director and
                                            Chief Executive Officer


Dated: April 28, 1999                        /s/ Kerry L. Weger
                                            --------------------
                                            Kerry L. Weger, Secretary-Treasurer
                                            and Director


Dated: April 28, 1999                        /s/ George E. Shutt
                                            --------------------
                                            George E. Shutt
                                            Director


Dated: April 28, 1999                        /s/ John F. Mayer
                                            --------------------
                                            John F. Mayer
                                            Director











Submission page 18 of 29

                        RAMEX SYNFUELS INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS








                               Table of Contents
                               January 31, 1999

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


























Submission page 19 of 29

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Ramex Synfuels International, Inc.

We have audited the statement of financial position of Ramex Synfuels International, Inc. as of January 31,1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ramex Synfuels International, Inc. as of January 31, 1997 were audited by other auditors whose report dated April 8, 1998, expressed an unqualified opinion on those statements before the restatement.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramex Synfuels International, Inc. as of January 31, 1999 and 1998 and the results of operations, changes in stockholders' equity and cash flows for the year ended January 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Financial statements, the Company has suffered recurring losses from operations, has generated no revenues in the last three years, has a working capital deficit and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Williams & Webster, P.S.
Spokane, Washington
April  2, 1999

Submission page 20 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
Statement of Financial Position



ASSETS
                                     January 31,     January 31,     January 31,
                                        1999            1998            1997
                                   -------------    -----------    -----------
CURRENT ASSETS
    Cash                           $      6,509     $     1,281    $     2,209
                                   -------------    -----------    -----------

TOTAL ASSETS                       $      6,509     $     1,281    $     2,209
                                   =============    ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                $     62,801     $   64,295     $   62,782
    Due to officers and directors        118,294        105,654         93,221
                                   --------------    -----------    -----------

         Total Current Liabilities       181,095        169,949        156,003
                                   --------------    -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock $.01 par value;
     125,000,000 shares authorized,
     14,323,465 and 13,823,465
     shares issued and outstanding
     as of January 31, 1999, 1998
     and 1997                            160,234        143,234        138,234
Additional paid-in capital             4,594,929      4,577,237      4,577,237

Accumulated deficit                   (4,929,749)    (4,889,139)    (4,869,265)
                                     ------------    -----------    -----------
         Total Stockholders'
             Equity (Deficit)           (174,586)      (168,668)      (153,794)
                                     ------------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                  $     6,509     $     1,281    $     2,209
                                     ============    ===========    ===========








   The accompanying notes are an integral part of these financial statements.
                                         2
Submission page 21 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Operations

                                     Year Ended      Year Ended     Year Ended
                                     January 31,     January 31,    January 31,
                                        1999            1998           1997
                                      ---------       ---------       ---------
REVENUE                               $    -         $     -          $   -
                                      ---------       ---------       ---------

GENERAL AND ADMINISTRATIVE EXPENSES     22,957          19,901         19,168
                                      ---------       ---------       ---------

(LOSS) FROM OPERATIONS                 (22,957)        (19,901)       (19,168)

OTHER INCOME
         Interest                           39              27             18
                                      ---------       ---------      ---------

NET (LOSS)                            $(22,918)       $(19,874)      $(19,150)
                                      =========       =========      =========

NET (LOSS) PER SHARE                      (NIL)           (NIL)          (NIL)
                                      =========       =========      =========































The accompanying notes are an integral part of these financial statements.
                                         3
Submission page 22 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
Statement of Changes in Stockholders' Equity


                           Common Stock            Additional
                   --------------------------      Paid-In     Accumulated
                      Shares         Amount        Capital      (Deficit)       Total
                   -----------    -----------    -----------   -----------   -----------
Balances as of
January 31, 1996    13,853,465        138,534      4,594,629    (4,867,807)     (134,644)

Cancellation of
   30,000 shares of
   common stock       (30,000)          (300)           300            -             -

Net (loss)                -              -              -          (19,150)      (19,150)
                   ------------    -----------    -----------   -----------   -----------
Balances as of
January 31, 1997     13,823,465        138,234      4,594,929    (4,886,957)    (153,794)

Common stock issued
   for cash at $.01
   per share            500,000          5,000            -             -          5,000

Net (loss)                                                          (19,874)     (19,874)
                   -----------    -----------    -----------   -----------    -----------
Balances as of
January 31, 1998    14,323,465    $   143,234    $ 4,594,929   $(4,906,831)   $ (168,668)

Common stock issued
   for cash at $.01
   per share         1,700,000         17,000            -             -          17,000

Net (loss)                 -              -              -         (22,918)      (22,918)
                   -----------    -----------    -----------   ------------  ------------
Balances as of
January 31, 1999    16,023,465    $  160,234     $4,594,929    $(4,929,749)  $  (174,586)
                   ===========    ===========    ===========   ============  ============

















   The accompanying notes are an integral part of these financial statements.
                                           4
Submission page 23 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Cash Flows For the Years


                                                January 31,    January 31,   January 31,
                                                   1999           1998          1997
                                                 --------      --------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net (loss)                                   $(22,918)     $(19,874)     $(19,150)
Increase in accounts payable and
    amounts due officer and directors              11,149        13,946        11,951
                                                 --------      --------      --------

    Net cash used from operating activities       (11,772)       (5,928)       (7,199)
                                                 --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                      -             -             -
                                                 --------      --------      --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    Proceeds from sale of common stock             17,000         5,000           -
                                                 --------      --------      --------
    Net cash from financing activities             17.000         5,000           -

NET INCREASE (DECREASE) IN CASH                     5,228          (928)       (7,199)

CASH AT BEGINNING OF YEAR                           1,281         2,209         9,408
                                                 --------      --------      --------

CASH AT END OF YEAR                              $  6,509      $  1,281      $  2,209
                                                 ========      ========      ========

SUPPLEMENTAL INFORMATION

    Interest expense paid                        $    -        $     -       $    -
    Taxes paid                                   $    -        $     -       $    -

















The accompanying notes are an integral part of these financial statements.
                                           5
Submission page 24 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1999
*******************************************************************************

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

The Company's predecessor, Cache Oil Corporation, was incorporated in March, 1980, under the laws of the State of Utah. In July, 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Ramex Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December, 1980, Cache Oil merged with a wholly-owned subsidiary of Ramex Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels International, Inc. (the Company). The Company had been in the development stage prior to 1992, at which time operations ceased. Currently management is seeking new capital through formation of a strategic alliance or joint venture with a partner already operating in an energy-related environment.

Loss  per  share
----------------

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The weighted average number is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Provision  for  Taxes
---------------------

At January 31, 1999, the Company has a net operating loss carryforward of approximately $4,900,000 that may be offset against future taxable income. Tax loss carryforwards will commence to expire in 1999. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.




Submission page 25 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1999
*******************************************************************************

NOTE  2  -  GOING  CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In recent years however, the Company has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $174,586. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's  plans  to  mitigate  this  issue  are  summarized  as  follows:

Management has provided an infusion of cash through advances from officers and directors and minimized the Company's cash expenditures. Management also intends to seek new capital by forming a strategic alliance or joint venture with a partner already operating in an energy-related environment. The above actions will provide funds needed to increase liquidity and implement the Company's business plans.

NOTE  3  -  STOCK  OPTION  AND  COMPENSATION  BONUS  PLAN

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

The Company originally provided for a maximum of 3,000,000 shares to be issued under the stock option plan. In 1989 and 1990, the Company issued 1,366,667 shares under the plan and has issued no additional shares since this original issuance. The remaining shares issuable under the plan have been reduced to only 163,333 due to the Company's reverse stock split in 1994.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

As of January 31, 1999, the Company owed the current president, Maynard Moe, $82,473 for accrued consulting fees and advances. The Company also owed Kerry Weger, the current secretary-treasurer $10,000, and John Mayer, a former president, $25,821 for advances and expenses paid on behalf of the Company.

As of January 31, 1998, the Company owed its president, Maynard Moe, $69,832 for accrued consulting fees and advances, Kerry Weger, its secretary-treasurer, $10,000, and John Mayer, a former president $25,821 for advances and expenses paid on behalf of the Company.

As of January 31, 1997, the Company owed its president $57,400 for accrued consulting fees and advances, owed its secretary-treasurer, $10,000, and owed a former president $25,821 for advances and expenses paid on behalf of the Company.






Submission page 26 of 29

RAMEX SYNFUELS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1999
*******************************************************************************

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

In September, 1993, the Company as the general partner in newly-formed Ramex Research Partners, Ltd., a Texas limited partnership, raised $110,000 for further development of an oil shale gasification process. This process is protected by a patent (issued on May 29, 1990), owned by the Company, which is carried at no cost on the Company's financial statements. In return for this funding, the Company has granted to the limited partners a limited term royalty payable from the future proceeds, if any, of gas produced from the application of this process. This limited term royalty will continue until the limited partners have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2) payments aggregating ten times the limited partners' original investment.

NOTE  6  -  STOCKHOLDERS'  EQUITY

Common  stock
-------------

Common stock issued for expenses, services, and payment of liabilities is accounted for at the estimated fair market value as determined by the board of directors at the date of issuance.

































<PAGE