Form 10-Q
period 1999-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-06-14
CIK 857132

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


                      For quarter ended:  April 30, 1999
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

                          Common Stock, $0.01 Par Value
                       27,638,765 shares as of April 30, 1999


















                                 Total pages: 9
****************************************************************************

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

          Statement of Financial Position as of April 30, 1999 and January 31, 1999

          Statement of Operations For the Three Month Periods ended April 30, 1999 and 1998

          Statement of Changes in Stockholders' Equity For the Three Month Periods Ended April 30, 1999 and 1998

          Statement of Cash Flows For the Three Month Periods
          Ended April 30, 1999 and 1998

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                April 30, 1999 and 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                          April 30,       January 31,
                                                            1999             1999
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $     6,631      $     6,509
                                                         -----------      -----------

TOTAL ASSETS                                             $     6,631      $     6,509
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,801      $    62,801
    Due to officers and directors                              4,180          118,294
                                                         -----------      -----------

        Total current liabilities                             66,981          181,095
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 14,323,465 shares issued
        and outstanding as of January 31, 1998;
        16,023,465 shares issued and outstanding
        as of July 31, 1998                                  276,387          160,234
    Additional paid-in capital                             4,601,390        4,594,929
    Accumulated deficit                                   (4,938,127)      (4,929,749)
                                                         -----------      -----------

        Total stockholders' equity                           (60,350)        (174,586)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     6,631      $     6,509
                                                         ===========      ===========










                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Operations For the Three
(UNAUDITED)                            Month Periods Ended April 30, 1999
                                       and 1998
--------------------------------------------------------------------------------

                               Three Month Periods
                          ----------------------------
                           April 30,       April 30,
                              1999           1998
                           --------       --------
REVENUE                    $     -0-      $     -0-
                            --------       --------

GENERAL AND
ADMINISTRATIVE EXPENSES       8,378          8,468
                            --------       --------


NET (LOSS)                  $(8,378)       $(8,468)
                            ========       ========


NET (LOSS) PER SHARE         $ (NIL)        $ (NIL)
                            ========        ========
































                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.    Statement of Changes in Stockholders'
(UNAUDITED)                           Equity For the Three Month Periods Ended
                                      April 30, 1999 and 1998
--------------------------------------------------------------------------------

                           Common Stock           Additional
                    --------------------------    Paid-In      Accumulated
                     Shares           Amount      Capital      Deficit       Total
                    -------------  -----------  ------------   ------------  -----------
Balances as of
January 31, 1998       14,323,465   $  143,234   $ 4,577,237   $(4,889,139)  $  (168,668)

Common stock issued
  For cash at $0.01
  Per share             1,700,000       17,000           -             -         17,000

Net (loss)                                                          (8,468)      (8,468)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
April 30, 1998         16,023,465   $  160,234   $ 4,577,237   $(4,897,607)  $ (160,136)
                     ============   ===========  ============  ============  ===========

Balances as of
  January 31, 1999     16,023,465   $  160,234   $ 4,594,237   $(4,929,749)  $ (174,589)

Common stock issued
  For debt at $0.01
  Per share            10,765,300      107,653          (539)          -        107,114

Common stock issued
  For debt at $0.01
  Per share               300,000        3,000         7,000          -          10,000

Common stock issued
  For debt at $0.034
  Per share                50,000          500           -            -             500

Common stock issued
  For debt at $0.01
  Per share               500,000        5,000           -            -           5,000


Net (loss)                                                          (8,378)      (8,378)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
April 30, 1999         27,638,765   $  276,387   $ 4,601,390   $(4,938,127)  $  (60,350)
                     ============   ===========  ============  ============  ===========




                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Cash Flows For the Three
(UNAUDITED)                            Month Periods Ended April 30, 1999
                                       and 1998
--------------------------------------------------------------------------------

                              Three Month Periods
                           -------------------------
                           April 30,        April 30,
                            1999             1998
                           --------         --------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net (loss)             $ (8,378)        $ (8,468)
     Add non cash item:
       Common stock issued
       For services              500              -
     Increase in payables
        and due to officers
        and directors          3,000            3,866
                             --------         --------

   Net Cash Provided
      (Used) From
      Operating               (4,878)          (4,602)
      Activities             --------         --------

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Sale of common stock      5,000            17,000
                             --------         --------


NET INCREASE IN CASH             122            12,398


CASH AT BEGINNING OF PERIOD    6,509            1,281
                             --------         --------


CASH AT END OF PERIOD       $  6,631         $ 13,679
                            ========          ========










                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                               as of April 30, 1999
--------------------------------------------------------------------------------

NOTE 1 -  MANAGEMENT OPINION:

          The financial statements of Ramex Synfuels International, Inc., ("Ramex") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ramex believes that the disclosures are adequate to make the5 information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K for the fiscal year ended January 31, 1999.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

    During the three month period ending April 30, 1999, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

    Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

Liquidity and Capital Resources:

     As of April 30, 1999 Ramex's current assets were $6,631. The Company had no income during the three month period ended April 30, 1999 and had total expenses of $8,378, a decrease of $90 compared to the same three month period in the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

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

Item 2.  Changes in Securities.

     The Company issued 11,615,300 shares for common stock as noted in the Statement of Changes in Stockholders' Equity for the Three Month Period Ended April 30, 1999.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ending April 30, 1999.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  June 14 , 1999                      /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  June 14, 1999                       /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer