Form 10-Q
period 1999-07-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-09-03
CIK 857132

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


                      For quarter ended:  July 31, 1999
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

                          Common Stock, $0.01 Par Value
                       28,138,765 shares as of July 31, 1999


















                                 Total pages: 9
****************************************************************************

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Statement of Financial Position as of July 31, 1999 and
          January 31, 1999

          Statement of Operations For the Three and Six Month Periods ended July 31, 1999 and 1998

          Statement of Changes in Stockholders' Equity For the Three Month Periods Ended July 31, 1999 and 1998

          Statement of Cash Flows For the Three and Six Month Periods Ended July 31, 1999 and 1998

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                July 31, 1999 and 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                           July 31,       January 31,
                                                            1999             1999
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $     5,610      $     6,509
                                                         -----------      -----------

TOTAL ASSETS                                             $     5,610      $     6,509
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,801      $    62,801
    Due to officers and directors                              2,180          118,294
                                                         -----------      -----------

        Total current liabilities                             64,981          181,095
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 16,023,465 shares issued
        and outstanding as of January 31, 1999;
        28,138,765 shares issued and outstanding
        as of July 31, 1999                                  281,387          160,234
    Additional paid-in capital                             4,601,390        4,594,929
    Accumulated deficit                                   (4,942,148)      (4,929,749)
                                                         -----------      -----------

        Total stockholders' equity                           (59,371)        (174,586)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     5,610      $     6,509
                                                         ===========      ===========











                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Operations For the Three and
(UNAUDITED)                            Six Month Periods Ended July 31, 1999
                                       and 1998
--------------------------------------------------------------------------------

                             Three Month Periods                 Six Month Periods
                        ----------------------------        ---------------------------
                          July 31,       July 31,            July 31,       July 31,
                            1999          1998               1999            1998
                         --------       --------            --------       --------
REVENUE                  $     -0-      $     -0-           $     -0-       $    -0-
                          --------       --------            --------       --------

GENERAL AND
ADMINISTRATIVE EXPENSES     4,021          3,699              12,399         12,137
                          --------       --------            --------       --------


NET (LOSS)                $(4,021)       $(3,699)           $(12,399)      $(12,137)
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

RAMEX SYNFUELS INTERNATIONAL, INC.    Statement of Changes in Stockholders'
(UNAUDITED)                           Equity For the Three Month Periods Ended
                                      July 31, 1999 and 1998
--------------------------------------------------------------------------------

                           Common Stock           Additional
                    --------------------------    Paid-In      Accumulated
                     Shares           Amount      Capital      Deficit       Total
                    -------------  -----------  ------------   ------------  -----------
Balances as of
April 30, 1998         16,023,465   $  160,234   $ 4,594,929   $(4,915,607)  $ (160,137)

Net (loss)                                                          (3,699)      (3,699)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
July  31, 1998         16,023,465   $  160,234   $ 4,594,929   $(4,918,999)  $ (163,836)
                     ============   ===========  ============  ============  ===========

Balances as of
April 30, 1999         27,638,765   $  276,387   $ 4,601,390   $(4,938,127)  $  (60,350)

Common stock issued
  For cash at $0.01
  Per share               500,000        5,000           -            -           5,000


Net (loss)                                                          (4,021)      (4,021)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
July  31, 1999         28,138,765   $  281,387   $ 4,601,390   $(4,942,148)  $  (59,371)
                     ============   ===========  ============  ============  ===========



















                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Cash Flows For the Three and
(UNAUDITED)                            Six Month Periods Ended July 31, 1999
                                       and 1998
--------------------------------------------------------------------------------

                                  Three Month Periods            Six Month Periods
                             ----------------------------   ---------------------------
                               July 31,        July 31,       July 31,       July 31,
                                 1999           1998           1999           1998
                              ----------     ----------     ----------     ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net (loss)                $  (4,021)     $  (3,699)     $ (12,399)     $ (12,137)
    Add non cash item:
      Common stock issued
      For services                  -              -              500            -
    Increase (decrease)in
       payables due to
       officers and directors    (2,000)         1,765          1,000          5,601
                              ----------     ----------     ----------     ----------
  Net uses of cash from
     operating Activities        (6,021)        (1,934)       (10,899)        (6,536)

                              ----------     ----------     ----------     ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
    Sale of common stock          5,000           -            10,000         17,000
                              ----------     ----------     ----------     ----------

NET INCREASE (DECREASE)
     IN CASH                     (1,021)       (1,934)           (899)        10,464

CASH AT BEGINNING OF PERIOD       6,631        13,679           6,509          1,281
                              ----------     ----------     ----------     ----------

CASH AT END OF PERIOD         $   5,610      $ 11,745       $   5,610      $  11,745
                              ==========     ==========     ==========     ==========

















                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                               as of July 31, 1999
--------------------------------------------------------------------------------

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
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

    During the six month period ending July 31, 1999, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

    Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

Liquidity and Capital Resources:

     As of July 31, 1999 Ramex's current assets were $5,610. The Company had no income during the six month period ended July 31, 1999 and had total expenses of $4,021, an increase of $322 compared to the same six month period in the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

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

Item 2.  Changes in Securities.

     The  Company  issued   500,000 shares of   common stock  as  noted  in  the
Statement of Changes in Stockholders' Equity for the Three Month Period Ended July 31, 1999.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ending July 31, 1999.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  September 3 , 1999                  /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  September 3, 1999                   /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer