Form 10-Q
period 1999-10-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 1999-11-23
CIK 857132

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


                     For quarter ended: October 31, 1999
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

                          Common Stock, $0.01 Par Value
                     28,138,765 shares as of October 31, 1999


















                                 Total pages: 9
****************************************************************************

                       RAMEX SYNFUELS INTERNATIONAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Statement of Financial Position as of October 31, 1999 and January 31, 1999

          Statement of Operations For the Three and Nine Month Periods ended October 31, 1999 and 1998

          Statement of Changes in Stockholders' Equity For the Three Month Periods Ended October 31, 1999 and 1998

          Statement of Cash Flows For the Three and Nine Month Periods Ended October 31, 1999 and 1998

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RAMEX SYNFUELS INTERNATIONAL, INC.         Statement of Financial Position as of
(UNAUDITED)                                October 31, 1999 and 1998
--------------------------------------------------------------------------------


                                     ASSETS

                                                         (Unaudited)
                                                         October 31,       January 31,
                                                            1999             1999
                                                         -----------      -----------
CURRENT ASSET - Cash                                     $     1,932      $     6,509
                                                         -----------      -----------

TOTAL ASSETS                                             $     1,932      $     6,509
                                                         ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                     $    62,801      $    62,801
    Due to officers and directors                              2,318          118,294
                                                         -----------      -----------

        Total current liabilities                             65,119          181,095
                                                         -----------      -----------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
        shares  authorized; 16,023,465 shares issued
        and outstanding as of January 31, 1999;
        28,138,765 shares issued and outstanding
        as of October 31, 1999                               281,387          160,234
    Additional paid-in capital                             4,601,390        4,594,929
    Accumulated deficit                                   (4,945,964)      (4,929,749)
                                                         -----------      -----------

        Total stockholders' equity                           (63,187)        (174,586)
                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     1,932      $     6,509
                                                         ===========      ===========










                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Operations For the Three and
(UNAUDITED)                            Nine Month Periods Ended October 31, 1999
                                       and 1998
--------------------------------------------------------------------------------

                             Three Month Periods                Nine Month Periods
                        ----------------------------        ---------------------------
                          Oct. 31,       Oct. 31,            Oct. 31,       Oct. 31,
                            1999          1998                1999            1998
                         --------       --------            --------       --------
REVENUE                  $     -0-      $     -0-           $     -0-       $    -0-
                          --------       --------            --------       --------

GENERAL AND
ADMINISTRATIVE EXPENSES     3,816          3,855              16,215         15,992
                          --------       --------            --------       --------


NET (LOSS)                $(3,816)       $(3,855)           $(16,215)      $(15,992)
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

RAMEX SYNFUELS INTERNATIONAL, INC.    Statement of Changes in Stockholders'
(UNAUDITED)                           Equity For the Three Month Periods Ended
                                      October 31, 1999 and 1998
--------------------------------------------------------------------------------

                           Common Stock           Additional
                    --------------------------    Paid-In      Accumulated
                     Shares           Amount      Capital      Deficit       Total
                    -------------  -----------  ------------   ------------  -----------
Balances as of
July 31, 1998          16,023,465   $  160,234   $ 4,594,929   $(4,918,999)  $ (163,836)

Net (loss)                                                          (3,855)      (3,855)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
Oct.  31, 1998         16,023,465   $  160,234   $ 4,594,929   $(4,922,824)  $ (167,661)
                     ============   ===========  ============  ============  ===========

Balances as of
July  31, 1999         28,138,765   $  281,387   $ 4,601,390   $(4,942,148)  $  (59,371)

Net (loss)                                                          (3,816)      (3,816)
                     ------------   -----------  ------------  ------------  -----------

Balances as of
Oct.  31, 1999         28,138,765   $  281,387   $ 4,601,390   $(4,945,964)  $  (63,187)
                     ============   ===========  ============  ============  ===========

























                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.     Statement of Cash Flows For the Three and
(UNAUDITED)                            Nine Month Periods Ended October 31, 1999
                                       and 1998
--------------------------------------------------------------------------------

                                  Three Month Periods           Nine Month Periods
                             ----------------------------   ---------------------------
                               Oct. 31,        Oct. 31,       Oct. 31,       Oct. 31,
                                 1999           1998           1999           1998
                              ----------     ----------     ----------     ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net (loss)                $  (3,816)     $  (3,855)     $ (16,215)     $ (15,992)
    Add non cash item:
      Common stock issued
      For services                  -              -              500            -
    Increase in
       payables due to
       officers and directors       138          3,000          1,138          8,601
                              ----------     ----------     ----------     ----------
  Net uses of cash from
     operating Activities        (3,678)          (855)       (14,577)        (7,391)

                              ----------     ----------     ----------     ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
    Sale of common stock            -             -            10,000         17,000
                              ----------     ----------     ----------     ----------

NET INCREASE (DECREASE)
     IN CASH                     (3,678)         (855)         (4,577)         9,609

CASH AT BEGINNING OF PERIOD       5,610        11,745           6,509          1,281
                              ----------     ----------     ----------     ----------

CASH AT END OF PERIOD         $   1,932      $ 10,890       $   1,932      $  10,890
                              ==========     ==========     ==========     ==========

















                             Prepared by Management
   The accompanying notes are an integral part of these financial statements.

Ramex Synfuels International, Inc.                 Notes to Financial Statements
(Unaudited)                                            as of October 31, 1999
--------------------------------------------------------------------------------

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
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

    During the nine month period ending October 31, 1999, the Company's only activity was to evaluate the Ramex Oil Shale Gasification Process and search for potential financing entities for the Process and possible other ventures.

    Obtaining additional financing is crucial to the ongoing development of the process as well as the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval and at the present no specific changes have been proposed.

Liquidity and Capital Resources:

     As of October 31, 1999 Ramex's current assets were $1,932. The Company had no income during the nine month period ended October 31, 1999 and had total expenses of $16,215 , an increase of $223 compared to the same nine month period in the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

Since there is no certainty of the success of the negotiations for funding for the further research, laboratory testing and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.

Subsequent to the end of the quarter, Ramex announced it had entered into a letter of intent with "Sports.Sports.Com Inc., a Florida Corporation, doing business on the world wide web as Sportsend.Com, to pursue the acquisition through a stock for stock transaction that would be finalized by the execution of a definitive agreement and plan of reorganization. Final execution will be pending Ramex shareholder approval.

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

     NONE

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ending October 31, 1999.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RAMEX SYNFUELS INTERNATIONAL, INC.


Dated:  November 21 , 1999                  /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  November 21 1999                   /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer