Form 10-K
period 2000-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-03-17
CIK 857132

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
















This space intentionally left blank.

START**************************************************************************

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)


For the fiscal year ended January 31, 2000   Commission File Number  000-18081

                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                             87-0360039
(State of Incorporation)                            (IRS Employer Ident. No.)

            2204 W. Wellesley
       Spokane, Washington  99205                     (509)  328-9633
(Address of principal executive offices)      (Registrant's telephone number)

          Securities registered pursuant to Sections 12(b) of the Act:

         Title of Each Class          Name of Exchange on Which Registered
         -------------------          ------------------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Approximately  $1,363,794  as  of  March  10,  2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             As of January 31, 2000
                   Common Stock, $0.01 Par Value - 28,138,765

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000
                                TABLE OF CONTENTS

                                     PART 1

Item  1          Description  of  Business                                     3
Item  2          Properties                                                    9
Item  3          Legal  Proceedings                                            9
Item  4          Submission of Matters to a Vote of Security  Holders         10

                                     PART II

Item  5          Market  for  Registrant's  Common  Equity  and  Related
                      Stockholders'  Matters                                  10
Item  6          Selected  Financial  Data                                    11
Item  7          Management's Discussion and Analysis of Financial
                      Condition and Results of Operation                      11
Item  8          Financial  Statements  and  Supplementary  Data              12
Item  9          Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure                     12

                                    PART III

Item  10         Directors and Executive Officers of the Registrant           12
Item  11         Remuneration  of  Directors  and  Officers                   14
Item  12         Security  Ownership  of  Certain  Beneficial  Owners  and
                      Management                                              15
Item  13         Interest of Management and Others in Certain Transactions    16

                                     PART IV

Item  14         Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                             16
SIGNATURES                                                                    17
Audited  Financial  Statements  and  Notes  to  Financial  Statements         18
Consent  of  Auditors                                                         28

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

                                     PART I

ITEM  1     DESCRIPTION  OF  BUSINESS

Overview

Ramex  Synfuels  International,  Inc.,  a  Nevada  Corporation  ('Ramex"  or the
"Company") was originally incorporated and commenced operations as Cache Oil Corporation in March, 1980 under the laws of the State of Utah. In July, 1980, Cache Oil Corporation purchased in a business combination all of the outstanding common stock of Rams Horn, Inc., a Wyoming Corporation which was subsequently dissolved. In December 1980, Cache Oil Corporation merged with the wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah Corporation, with the name of the surviving Utah Corporation being changed to Ramex Synfuels International, Inc. Ramex changed its domicile to Nevada from Utah in December 1988. All entities involved were in the development stage at the time of acquisition or merger.

Ramex was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. On May 29, 1990 the Company was issued a United States Patent for its oil shale gasification process and maintains exclusive rights to this process in the United States. The patent is valid until May 28, 2007. The Company believes that the low cost and efficient economics of the process make it very important to the future of Ramex. At present, the oil shale gasification process has been tested in the laboratory and in several field tests in Wyoming and Indiana. However, the results from the process, as utilized on a commercial basis, are unknown and no assurance can be given as to the amount of gas the process will produce, if any, or the longevity of any such production.

As  of  January  31,  2000,  Ramex  was not producing oil or oil shale products.

Ramex  Research  Partners,  Ltd.

Ramex Synfuels International, Inc. is the General Partner of Ramex Research Partners, Ltd. (the "Partnership'). Ramex was in the development stage until 1992, when initial investigations closed. For the purposes of funding the further testing, on September 30, 1993, the Company, as sponsor of a private placement of limited partnership interests in Ramex Research Partners, Ltd. Closed its offering at the minimum amount intended to be sold of $110,000 and issued a press release regarding the same. The partnership interests were offered to investors' meeting suitability standards in multiples of $5,000 with a minimum purchase of one unit.

The Partnership was formed for the purpose of participating with the Company in further enhancement and development of the oil shale gasification process (the "Process"). The funds which Ramex received from the Partnership, as well as funds received from other sources, including funds received form the sale of shares of common stocki in the future, if any, have been and are scheduled to be utilized by the Company to conduct additional research of the process which will have as its goals (i) the further understanding of the process involved in the in-situ gasification of shale oil; and

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Ramex  Research  Partners,  Ltd.  (Continued)

(ii) the further development of the technology utilized into the design of the down-hole heaters, which are an integral part of the application of the process, in order to increase the efficiency of such heaters; (iii) the development of more efficient methods for handling the gases produced as a result of the application of the process; (iv) the development of more efficient drilling methods for penetrating and exploiting oil shale through the application of the process; and (v) the development of water containment methods to eliminate the problem of down-hole water flowing in the heater; and (vi) payment of outstanding accounts payable and to fund current operating expenses, to the extent possible, of the Company.

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

Subsequent to establishing the above relationship, on December 13, 1993, the Company entered into a contractual agreement with Southwest Research Institute of San Antonio, Texas, for first phase testing of the patented Ramex in-situ gasification process. After the completion of the first phase, a plan was developed for further phases of testing; however, it was not implemented due to lack of available funding. The contractual agreement with Southwest Research Institute expired in September, 1997.

The  Oil  Shale  Gasification  Process

Since 1980, Ramex has been researching and developing a method to extract synthetic natural gas from oil shale. The oil shale gasification process invented and patented by Ramex is an in-situ operation requiring no mining. A well similar to a natural gas well is drilled into an oil shale formation, and the fired by a specially developed propane or natural gas power heater. The heater raises the temperature of the immediately surrounding shale to approximately 1,200 degrees Fahrenheit. Based on laboratory and field tests, raising the temperature of oil shale to that point causes a molecular reaction somewhat similar to the reaction in coal when it is turned into coke. No combustion takes place in the shale. Instead, hydrocarbons trapped in the shale are released predominantly as shale gas with a small amount of shale oil produced as well.

Development of the method began in the laboratory and progressed to initial and second field tests near Duchesne, Utah, followed by two additional field tests near Rock Springs, Wyoming. In April 1988, Ramex began field-testing near Henryville, Indiana, where a total of eight wells were frilled. Throughout the testing the Company continued to develop and refine its process.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

The  Oil  Shale  Gasification  Process  (Continued)

Based on information derived from the above mentioned tests. Ramex has proven that it can produce synthetic natural gas by drilling a hold into oil shale, inserting a heater and raising the temperature over 1,000 degrees Fahrenheit. The Company developed a heater which will allow the Company to put substantial BTUs of heat into the shale, including surface equipment and mechanisms to control the heater temperature and monitor the temperature of the shale as it is being heated.

Questions yet to be answered prior to using the process on a commercial basis are:

1.     How  fast  does  the  heat  reaction  move  thorugh  the  shale?

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

In all of the field tests in Indiana, Ramex was able to answer the above questions due to water incursions into the heating area after the burner was installed. Management determined that it needs a lengthy burn in a water free environment, and could not be assured that Ramex's lease holdings at the time in Indiana would provide that kind of environment.

The technology is available to de-water an area of shale. De-watering requires analyzing the water table in the intended gasification area and drilling a number of wells around the perimeter from which the water is pumped out creating a cone of depression. The Company believes that in a commercial application of the de-watering process, cost per basis would be minimal, but to do so for one will on a research basis is cost prohibitive. Therefore, while the commercial production of gas from the oil shale in Indiana and other states where high water tables are present is very possible, those locations are not suitable for further research development studies.

For the purposes of the Company, laboratory simulation represents a tremendous advantage over continue trial and error research in the field. Variables can be introduced, such as higher or lower temperatures and the effects studied to determine exactly the correct temperature necessary to achieve the best reaction and to maintain the most economical thermal front movement within the shale. The combustion of the gas produced can be tested 7using variable conditions. Volume of gas produced its composition and the ultimate economics of the process can be determined and perfected much more quickly.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Competitive  Conditions

Oil shale gasification is a relatively new process for the commercial production of synthetic natural gas, and there are comparatively few companies involved in this activity. At least initially, Ramex does not anticipate any significant competition for geological prospects suitable for conducting its operations from other entities in the oil shale gasification industry. However, Ramex may encounter competition in obtaining future prospects and in selling natural gas by other companies and individuals engaged in traditinal exploration for oil and gas as well as in the organization and conduct of drilling programs, may of whom have greater financial resources and technical capabilities than the Registrant.

REGULATION

General

Ramex has no operations that are currently affected by political developments and federal and state laws and regulations. In particular, oil and natural gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and natural gas industry, by changes in such laws and by changing administrative regulations. There are currently no price controls on oil, condensate or NGLs; to the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989.

Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. Ramex cannot predict how existing regulations may be interpreted by enforcement agencies or courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on Ramex's business or financial condition.

Natural  Gas  Regulation

Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Natural  Gas  Regulation  (Continued)

appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even though the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. Ramex cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business.

In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's non-regulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 498, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on Ramex's business.

Federal  Taxation

The federal government may propose tax initiatives that affect the oil and natural gas industry, including Ramex. Due to the preliminary nature of these proposals, Ramex in unable to determine what effect, if any, the proposals would have on product demand or Ramex's results of operations.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Other  Proposed  Legislation

In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantl7y affect the petroleum industry. Ramex cannot predict which proposals, if any may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on Ramex's operations.

Environmental

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

For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploitation and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs for the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact. This could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners.

The  Pollution  Act  of  1990  (OPA")  imposes  a   variety  of  regulations  on
"responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act f 1990, could have a material adverse impact on Ramex. While Ramex does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred.

Employees

At  January  31,  2000,  the  Registrant  had  no  salaried  employees.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Other

During January 2000, the Company executed a plan of reorganization with SportsSports.com, Inc., a Florida Corporation, doing business on the World Wide Web as Sportsend.com. The plan of reorganization specifies that Ramex will have a one for thirty reverse split of its issued and outstanding common stock. Ramex also plans to either dispose of or sell its oil shale gasification business, which would include its patent.

ITEM  2     PROPERTIES

Patent

In November 1989, Ramex received approval from the U.S. Patent Office for its patent application for oil shale gasification process. The actual patent was issued on May 29, 1990. Ramex's patent covers the drilling of a hole into hydrocarbon bearing shale, inserting a heater and applying heat to the shale formation to cause a reaction which will produce synthetic natural gas and to extract that gas through the same bore hole. It also includes the description of the equipment itself.

The Registrant's executive offices are located at 2204 W. Wellesley, Spokane, Washington 99205.

ITEM  3     LEGAL  PROCEEDINGS

A judgement was granted in 1990 to Jack Guthrie and Associates, Inc. of Louisville, Kentucky to recover $12,076.70. nothing has occurred during the fiscal period ended January 31, 1999 on the judgement. A lawsuit was filed by Paul A. Petzrick of Annapolis, Maryland to recover $11,524.00 for consulting services. As of the date of this Form 10-K for the period ended January 31, 2000, no activity has occurred on this lawsuit. The Registrant intends to settle both of these obligations.

The officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than that referenced herein. The officers and directors of the registrant do not know of any other litigation being threatened or contemplated. To the best of the knowledge of the officers and directors of the Registrant, there are no investigations of any felonies, misfeasance or securities investigations nor is there any other pending or threatening litigation at the present time other than that referenced herein.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
There were no submissions to a vote of security holders during the fourth fiscal quarter ended January 31, 2000.

                                     PART II

ITEM  5     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                        STOCKHOLDERS  MATTERS

The Registrant's common stock is listed on the OTC Bulletin Board of the NASD under the symbol "RAMX." No assurance can be given that the present market for the Registrant's common stock will continue.

The following table sets forth the high-ask and low-bid quotations per share as published by the National Quotation Bureau, Inc. for the fiscal quarterly periods indicated:

Market  Price:
                                       Fiscal year ending
                                           January 31,
                               1999                           2000
                      ----------------------          ---------------------
    Period             High             Low            High           Low
--------------------  ------          ------          ------         ------

    First Quarter     $0.017          $0.003          $0.003         $0.009
    Second Quarter    $0.017          $0.005          $0.04          $0.015

    Third Quarter     $0.017          $0.005          $0.04          $0.03
    Fourth Quarter    $0.017          $0.009          $0.19          $0.035
        \

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Shareholders:

As of January 31, 2000 there were approximately 3953 holders of record of the Common Stock of the Company.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Dividends

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future.

ITEM  6     SELECTED  FINANCIAL  DATA
            (Not covered by report of independent accountants)

                                               Years Ended January 31,
                              ----------------------------------------------------------
                                 1996        1997        1998        1999        2000
                              ----------  ----------  ----------  ----------  ----------
Revenues                             -0-         -0-         -0-         -0-         -0-
Net loss from operations        (21,081)    (19,168)    (19,901)    (22,957)    (20,783)
Income from forgiveness
     of debt                     17,692          -0-         -0-         -0-         -0-
Income from interest                 -0-         18          27          39          -0-
Net loss                        (21,081)    (19,150)    (19,874)    (22,918)    (20,783)
Net loss per common share           NIL         NIL         NIL         NIL         NIL
Current assets                    9,408       2,209       1,281       6,509      10,484
Current liabilities             144,052     156,003     169,949     181,095      51,127
Total Assets                      9,408       2,209       1,281       6,509      10,484
Stockholders' equity (deficit) (134,644)   (153,794)   (168,668)   (174,586)    (50,743)

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

It was determined after the completion of the last field project in Indiana in 1995, that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by Ramex. The Company has not undertaken any such laboratory research.
Liquidity  and  Capital  Resources:

As of January 31, 2000 Ramex's current assets were $10,484, and current liabilities were $51,127. Thus, there was a working capital deficiency of $40,643.












                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Results  of  Operations:

During the fiscal year ended January 31, 2000, the Company incurred total expenses of $20,783. These expenses were for normal daily operations of the Company, including consulting services. As in the past several years, the Company had no revenues for the year ended January 31, 2000.
Environmental  Ramifications  of  the  Ramex  Process:

The Company has made in-depth inquiries to ascertain the environmental safety of its gasification process. To obtain a further understanding of the mobilization of trace elements and to indicate the environmental and health effects of the Process, Ramex conducted a survey of literature looking for similar scenarios on equivalent strata. The survey discovered no relevant information indicating a possible negative environmental impact of the Ramex process.

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

ITEM  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Financial statements appear on sequential pages 19 to 30 of this Annual Report on Form 10-K.

ITEM  9     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                        ACCOUNTING  AND  FINANCIAL  DISCLOSURE
None

                                 PART III

ITEM  10     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Members of the Board of Directors and/or Executive Officers of the Registrant and further information concerning them are as follows:


Name                           Age    Position
-----------------------------  ---    -----------------------------------------------
Maynard  M.  Moe                58    President, Chief Executive Officer and Director
Kerry  L.  Weger                53    Secretary-Treasurer,  Director
George  Shutt                   79    Director
John  F.  Mayer                 58    Director
Sigurd  "Morris"  Mathisen      67    Vice-President

There are no family relationships among the current Directors and Officers of the Company.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Maynard  M.  Moe, age 58, President, Chief Executive Officer and a Director, was
elected by the Board of Directors on October 8, 1983. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane Community College for Oil Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington form 1978 to 1992. Mr. Moe obtained Washington State Series 63, NASD Series 7 and Principle Series 23 licenses. Mr. Moe served as a committee chairman and vice president and director of the
Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case. During the past ten years, Mr. Moe has worked with different companies as a consultant for shareholder relations.

Kerry L. Weger, age 53, has been a Director and Secretary-Treasurer since June 22, 1992. Mr. Weger attended Indiana University and received a B.A. in Business and a JD from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr. Weger has been in the continuous practice of law for twenty years and is currently practicing corporate law. Mr. Weger has represented several oil and gas drilling and development companies and is familiar with all phases of drilling and development. Mr. Weger is active in his community, is a member of the Bloomington Planning Commission, the Chamber of Commerce Erosion Development Committee and a past member of the Bloomington Little League Board of Directors and Monroe County Economic Development Council.

George Shutt, age 79, has been a Director since June 22, 1992. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants. GESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontracts administrator, project engineer,
manufacturing  planning  for  complex  electronic   systems  and   manufacturing
supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. In the Research and Development Department. He was with the U.S. Air Force as an instructor on instrument flying techniques.

John F. Mayer, age 58, has been a Director since October 1988. He held the offices of President and Chief Executive Officer form June 22, 1992 until his resignation from these positions effective October 1, 1993. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post service where he was employed as a civilian scientist and weapons graduate work in physics.). Mr. Mayer retired in 1992 from civil system analyst with the Department of Defense for 20 years, 13 years of which were in management positions.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Sigurd "Morris" Mathisen, age 67, has been a Vice-President since October 29, 1993. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering/Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities. Mr. Mathisen was instrumental in the installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. During more than four years he was Assistant Resident Manager for J.A Jones Construction Co. At Hanford, Washington. He has been responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities and involved with the construction of a total of twenty-six multi-million dollar projects.

The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

ITEM  11     RENUMERATION  OF  DIRECTORS  AND  OFFICERS

Officers:

For the fiscal year ended January 31, 2000 none of the Officers of the Registrant had cash compensation in excess of $20,000.

Directors:

The Directors of the Company received no compensation for services rendered to the Registrant during the fiscal year ended January 31, 2000 in excess of $20,000.

Stock  Option  and  Compensation  Bonus  Plan:

Ramex's Stock Option and Compensation Bonus Plan (the "Plan") authorizes 3,000,000 shares of Common Stock for issuance to directors, officers, key-employees, consultants and advisors who contribute materially to the success and profitability of Ramex and who provide key services, consultation or advice to Ramex. As of January 31, 1991, there were 666,666 shares issued pursuant to the Plan. The Plan is intended to advance the interests of Ramex by encouraging and enabling the directors, officers, key employees, consultants and advisors to acquire and retain a proprietary interest in Ramex by ownership if its stock. The Plan is administered by the Board of Directors. The exercise price of each option is to be not less than 76% of the fair market value of the Common Stock on the date of grant or issuance. An option may be exercised for the following maximum amounts: 33% of the amount granted any time at least six months subsequent to the date of grant, an additional 33% of the amount granted any time at least 15 months subsequent to the date of grant, an additional 34% of the amount granted any time at least 27 months subsequent to the date of grant. Options under the Plan may not be sold, pledged, signed, hypothecated, transferred or otherwise disposed of and are exercised only by the Optionee or upon his death by his legal representative.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

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


ITEM  12     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                        MANAGEMENT

The following table sets forth information, as of January 31, 2000 as to each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, and as to the security ownership of each Director of the Company and all officers and Directors of the company as a group. Except where specifically noted, each person listed in the table has sole voting and investment poser to the shares listed.

                                                   Security Ownership
Title              Name and Address                 Amount and Nature       Percent
of Class          of Beneficial Owner           of Beneficial Ownership     of Class
------------  --------------------------       ------------------------   ------------
Directors and Executive Officers:

Common Stock  MAYNARD M. MOE                              8,913,200          31.68%
              President, Chief Executive
              Officer, Director
              2204 W. Wellesley
              Spokane, WA  99205

Common Stock  JOHN F. MAYER                              3,257,100          11.58%
              Director
              534 Valley Drive
              Kerrville, Texas 78028

Common Stock  KERRY WEGER                                  641,000           2.28%
              Secretary/Treasurer
              3023 Daniel Street
              Bloomington, IN  47401

Common Stock  GEORGE SHUTT                                  92,450            .33%
              Director
              17582 Meridith Dr.
              Santa Ana, CA  92705

Common Stock  SIGURD "MORRIS" MATHISEN                      81,750            .30%
              Vice-President
              6415 N. Fleming
              Spokane, WA  99208

Common Stock   ALL DIRECTORS and                        12,985,500           46.17%
               Executive Officers as a group
               (5 persons) as of the date of this Form 10-K

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000


Stockholders  owning  more  than  5%  of  the  Registrant's  Voting  Securities:
Common  Stock          None

ITEM  13     INTEREST  OF  MANAGEMENT  AND  OTHERS  IN  CERTAIN  TRANSACTIONS

There have been no transactions or series of transactions, or proposed transactions during the last fiscal year to which the Registrant is a party in which, which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant's common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

                                     PART IV

ITEM  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM
             8-K

(a)  (1)     The financial statements listed in the following index are filed as part  of  this  Annual  Report  on  Form  10-K:

                                                             Sequential
                                                                Page

Title  Page                                                      18
Table  of  Contents                                              18
Report  of  Independent  Auditor                                 19
Statement of Financial Position at January 31, 2000,
    1999 and 1998                                                20
Statement of Operations for the Years Ended January 31,
    2000, 1999 and 1998                                          21
Statement of Changes in Stockholders' Equity for the
    Years Ended January 31, 2000, 1999 and 1998                  22
Statement of Cash Flows for the Years Ended January 31,
    2000, 1999 and 1998                                          23
Notes to Financial Statements at January 31,
    2000, 1999 and 1998                                          24-27
Consent  of  Auditor                                             28

(a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

(a)     (3)  Exhibits

(b) Form 8-K reported a letter of intent on an acquisition on January 12, 2000 considered to be included herein by reference.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

                                   SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Ramex  Synfuels  International,  Inc.
     Registrant

Dated:  3-16-2000             By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated: 3-16-2000          By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director

Dated: 3-16-2000              By: /s/ Kerry L. Weger
      ------------------      -------------------------------------
                              Kerry  L.  Weger,
                              Secretary/Treasurer  and  Director

Dated: 3-16-2000              By: /s/ George Shutte
      ------------------      -------------------------------------
                              George  Shutt
                              Director

Dated: 3-16-2000              By: /s/ John F. Mayer
      ------------------      -------------------------------------
                              John  F.  Mayer
                              Director

                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                                January 31, 2000


                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                               SPOKANE, WA   99201
                                 (509) 838-5111





                       RAMEX SYNFUELS INTERNATIONAL, INC.

                                TABLE OF CONTENTS



Independent  Auditor's  Report                                        1

Statements  of  Financial  Position                                   2

Statements  of  Operations                                            3

Statement  of  Stockholders'  Equity  (Deficit)                       4

Statements  of  Cash  Flows                                           5

Notes  to  Financial  Statements                                      6

                          INDEPENDENT AUDITOR'S REPORT




Board  of  Directors
Ramex  Synfuels  International,  Inc.
Spokane,  Washington

We have audited the accompanying statements of financial position of Ramex Synfuels International, Inc. as of January 31, 2000, 1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramex Synfuels International, Inc. as of January 31, 2000, 1999 and 1998 and the results of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has generated no revenues in the last three years, has a working capital deficit and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Williams  &  Webster,  P.S.
Spokane,  Washington
March  2,  2000

RAMEX SYNFUELS INTERNATIONAL, INC.
BALANCE SHEETS



ASSETS
                                     January 31,     January 31,     January 31,
                                        2000            1999            1998
                                   -------------    -----------    -----------
CURRENT ASSETS
     Cash                          $     10,484     $    6,509     $    1,281
                                   -------------    -----------    -----------

     TOTAL ASSETS                  $     10,484     $    6,509     $    1,281
                                   =============    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable              $     46,969      $  62,801     $   64,295
     Related party payables               4,158        118,294        105,654
                                   -------------    -----------    -----------

     Total Current Liabilities           51,127        181,095        169,949
                                   -------------    -----------    -----------

COMMITMENTS  AND  CONTINGENCIES          10,100            -              -
                                   -------------    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; $.01 par
       value; 125,000,000 shares
       authorized; 28,138,765,
       16,023,465 and 14,323,465
       shares issued and
       outstanding as of
       January 31, 2000, 1999 \
       and 1998, respectively           281,387        160,234        143,234
     Additional  paid-in  capital     4,618,402      4,594,929      4,594,929
     Accumulated  deficit            (4,950,532)    (4,929,749)    (4,906,831)
                                   -------------    -----------    -----------

     Total Stockholders'
       Equity (Deficit)                 (50,743)      (174,586)      (168,668)
                                   -------------    -----------    -----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY
       (DEFICIT)                   $     10,484     $    6,509     $   1,281
                                   =============    ===========    ===========





The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Operations

                                     Year Ended      Year Ended     Year Ended
                                     January 31,     January 31,    January 31,
                                        2000            1999           1998
                                     -----------     -----------     -----------
REVENUE                              $      -        $     -         $      -
                                     -----------     -----------     -----------

GENERAL AND ADMINSTRATIVE EXPENSES       20,783          22,957          19,901
                                     -----------     -----------     -----------

(LOSS)  FROM  OPERATIONS                (20,783)        (22,957)        (19,901)

OTHER INCOME
     Interest                               -                39              27
                                     -----------     -----------     -----------

LOSS  BEFORE  INCOME  TAXES             (20,783)        (22,918)        (19,874)

INCOME  TAXES                               -               -               -
                                     -----------     -----------     -----------

NET LOSS                             $  (20,783)     $  (22,918)     $  (19,874)
                                     ===========     ===========     ===========

BASIC AND DILUTED
  NET (LOSS) PER SHARE                     (NIL)           (NIL)           (NIL)
                                     ===========     ===========     ===========

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         26,687,245      15,385,383      14,219,081
                                     ===========     ===========     ===========




















The accompanying notes are an integral part of these financial statements.

RAMEX SYNFUELS INTERNATIONAL, INC.
Statement of Changes in Stockholders' Equity

                           Common Stock            Additional
                   --------------------------      Paid-In     Accumulated
                      Shares         Amount        Capital      (Deficit)       Total
                   -----------    -----------    -----------   -----------   -----------
Balance,
February 1, 1997    13,823,465    $  138,234     $4,594,929    $(4,886,957)  $ (153,794)
Common stock
issued for cash
at $.01 per
share                  500,000         5,000            -              -          5,000
Net loss for
the year ended
January 31, 1998           -              -             -          (19,874)     (19,874)
                   -----------    -----------    -----------   -----------   -----------
Balance,
January 31, 1998    14,323,465       143,234      4,594,929     (4,906,831)    (168,668)
Common stock
issued for cash
at $.01 per share    1,700,000       17,000             -              -         17,000
Net loss for
the year ended
January 31, 1999           -            -               -          (22,918)     (22,918)
                   -----------    -----------    -----------   -----------   -----------
Balance,
January 31, 1999    16,023,465       160,234      4,594,929     (4,929,749)    (174,586)
Common stock
issued for
accounts
payable and
related party
payables at
prices ranging
from $0.01 to
$0.03 per share     11,065,300       110,653         23,473            -        134,126
Common stock
issued for
services at
$0.01 per share         50,000           500            -              -            500
Common stock
issued for cash
at $0.01 per share   1,000,000        10,000           -               -         10,000
Net loss for
the year ended
January 31, 2000           -             -             -           (20,783)     (20,783)
                   -----------    -----------    -----------   -----------   -----------
Balance,
January 31, 2000    28,138,765    $  281,387     $4,618,402    $(4,950,532)  $  (50,743)
                   ===========    ===========    ===========   ===========   ===========





The accompanying notes are an integral part of these financial statements.


RAMEX SYNFUELS INTERNATIONAL, INC.
Statements of Cash Flows For the Years



                                               January 31,    January 31,    January 31,
                                                  2000           1999          1998
                                               -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)                                     $  (20,783)    $  (22,918)    $  (19,874)
Common stock issued for services                      500            -              -
  Changes in assets and liabilities:
  Accounts payable                                    -           (1,494)           -
  Commitments and contingencies                    10,100            -              -
  Related  party  payables                          4,158         12,640         13,946
                                               -----------    -----------    -----------
Net cash used by operating activities              (6,025)       (11,772)        (5,928)
                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                      -              -              -
                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                10,000         17,000          5,000
                                               -----------    -----------    -----------

Net cash from financing activities                 10,000         17,000          5,000
                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                     3,975          5,228           (928)

CASH AT BEGINNING OF YEAR                           6,509          1,281          2,209
                                               -----------    -----------    -----------

CASH  AT  END  OF  YEAR                        $   10,484     $    6,509     $    1,281
                                               ===========    ===========    ===========

SUPPLEMENTAL INFORMATION:
  Interest paid                                $      -       $      -       $      -
  Taxes paid                                   $      -       $      -       $      -

Non-cash financing activities:
  Common stock issued for services             $      500     $      -       $      -
  Common stock issued for accounts payable
    and related party payables                 $  134,126     $      -       $      -










The accompanying notes are an integral part of these financial statements.



                        RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

The  Company's  predecessor,  Cache  Oil  Corporation, was incorporated in March
1980, under the laws of the State of Utah. In July 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Ramex Horn, Inc., a Wyoming corporation, which was subsequently dissolved. In
December 1980, Cache Oil merged with a wholly owned subsidiary of Ramex Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels
International, Inc. (the Company). The Company had been in the development stage prior to 1992, at which time operations ceased. Currently management is seeking new capital through formation of a strategic alliance or joint venture.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES

This summary of significant accounting policies of Ramex Synfuels International, Inc. is presented to assist in understanding the Company's financial statements.
The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting with a year end of January 31.

Loss  per  Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The weighted average number is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share is the same as there are no common stock equivalents outstanding.

Cash  and  Cash  Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Financial  Accounting  Standards

The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.













                        RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  (Continued)

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

Provision  for  Taxes

At January 31, 2000, the Company has a net operating loss carryforward of approximately $4,950,000 that may be offset through 2014. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused.
Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In recent years however, the Company has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $40,643. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's  plans  to  mitigate  this  issue  are  summarized  as  follows:

Management has provided an infusion of cash through advances from officers and directors and minimized the Company's cash expenditures. Management also intends to seek new capital by forming a strategic alliance or joint venture.
The above actions are expected to provide funds needed to increase liquidity and implement the Company's business plans. See Notes 7 and 9.

NOTE  4  -  STOCK  OPTION  AND  COMPENSATION  BONUS  PLAN

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

NOTE  4  -  STOCK  OPTION  AND  COMPENSATION  BONUS  PLAN  (Continued)

The Company originally provided for a maximum of 3,000,000 shares to be issued under the stock option plan. In 1989 and 1990, the Company issued 1,366,667 shares under the plan and has issued no additional shares since that time. The remaining shares available under the plan were reduced to 163,333 due to the Company's reverse stock split in 1994.




                        RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE  5  -RELATED  PARTY  TRANSACTIONS

As  of  January  31,  2000, 1999 and 1998, the Company owed $4,158, $118,294 and
$105,654, respectively to officers for accrued consulting fees, advances and expenses paid on behalf of the Company. During the year ended January 31, 2000, stock was issued to related parties in payment of a majority of the related party payables. See Note 8.

NOTE  6  -  ACCOUNTS  PAYABLE

Accounts payable principally consists of trade payables which are several years old. It appears that no efforts are being made by the vendors to collect these delinquent balances, and the Company believes that collection efforts are unlikely. During the year ended January 31, 2000, stock was issued in payment of a portion of the accounts payable. See Note 8.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Ramex  Research  Partners,  Ltd.

In  September  1993,  the  Company  as the general partner in newly formed Ramex
Research Partners, Ltd., a Texas limited partnership, raised $110,000 for further development of an oil shale gasification process. This process is protected by a patent (issued on May 29, 1990), owned by the Company, which is carried at no cost on the Company's financial statements. In return for this funding, the Company has granted to the limited partners a limited term royalty payable from the future proceeds, if any, of gas produced from the application of this process. This limited term royalty will continue until the limited partners have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2) payments aggregating ten times the limited partners' original investment.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)

Sports  Sports.Com,  Inc.

During  January  2000, the Company executed a plan of reorganization with Sports
Sports.Com, Inc., (hereinafter "Sportsend") a Florida corporation, doing business on the World Wide Web as Sportsend.Com. In executing the plan of reorganization, the Company is expected to have a one for thirty reverse split of its issued and outstanding common stock and pay off all currently existing liabilities. Subsequent to these financial statements, Sportsend has advanced
$130,000 to a trust account that is controlled by the president of Ramex for the purpose of liquidating these liabilities and paying expenses related to the plan of reorganization. At January 31, 2000, Sportsend had advanced $10,100 to the Company for the specific purpose of paying for the shareholders' proxy in regard to this plan of reorganization. After the reverse stock split and payment of liabilities, the Company intends to acquire Sportsend in a reverse merger through a stock for stock transaction. The acquisition date is expected to be set once both companies have their annual audited financial statements and the aforementioned conditions have been met.








                        RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE  8  -  COMMON  STOCK

During the year ended January 31, 2000, the Company issued 11,065,300 shares of its common stock for in payment of accounts payable and related party payables at prices ranging from $0.01 to $0.03 per share. The Company also issued 50,000 shares of common stock for services at $0.01 per share and 1,000,000 shares of common stock for cash at $0.01 per share. The shares were issued at the fair market value on the date of issuance.

During the years ended January 31, 1999 and 1998, the Company sold 1,700,000 and 500,000 shares of its common stock, respectively, at $0.01 per share, which was the fair market value of the shares on the date of issuance.

NOTE  9  -  SUBSEQUENT  EVENTS

The Company has executed a plan of reorganization with Sports Sports.Com, Inc. a Florida corporation, doing business on the World Wide Web as Sportsend.Com. The reorganization calls for acquisition of Sportsend through stock for stock transactions after a one for thirty reverse stock split of the Company's common stock and other conditions are met. See Note 7.



































