Form 10-Q
period 2000-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-06-05
CIK 857132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                      For quarter ended:  April 30, 2000
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

                          Common Stock, $0.01 Par Value
                     28,138,765 shares as of April 30, 2000

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q


Table of Contents                                                          Page

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

Accountant's  Review  Report                                                 4
Financial  Statements
     Balance  Sheets                                                         5
     Statements  Of  Operations                                              6
     Statement  Of  Stockholders'  Equity  (Deficit)                         7
     Statements  Of  Cash  Flows                                             8
Notes  To  Financial  Statements                                             9

Item 2 - Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations.                                          13

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities                                               13
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
Item 5.  Other Information                                                   14
Item 6   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   14

Exhibit 23                                                                   15
Exhibit 27                                                                   16

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                      PART  I.     FINANCIAL  INFORMATION

ITEM  1:     FINANCIAL  STATEMENTS  (UNAUDITED)




                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                       APRIL 30, 2000 AND JANUARY 31, 2000




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111





                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.

                                 APRIL 30, 2000

                                TABLE OF CONTENTS


ACCOUNTANT'S  REVIEW  REPORT                                                 1

FINANCIAL  STATEMENTS

     Balance  Sheets                                                         2

     Statements  of  Operations                                              3

     Statement  of  Stockholders'  Equity  (Deficit)                         4

     Statements  of  Cash  Flows                                             5

NOTES  TO  FINANCIAL  STATEMENTS                                             6

Board  of  Directors
Ramex  Synfuels  International,  Inc.
Spokane,  WA

                           Accountant's Review Report

We  have   reviewed   the  accompanying   balance  sheets   of  Ramex   Synfuels
International, Inc. as of April 30, 2000 and the related statements of operations, cash flows, and stockholders' equity for the three months ended April 30, 2000, and for the period from January 31, 1999 through April 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended January 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 2, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 3 to the financial statements, the Company has been seeking new capital. Management's plans regarding those matters also are described in
Note 7 and 9. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  26,  2000














Accountant's page 1

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                 April 30,           January 31,
                                                   2000                 2000
                                               (unaudited)
                                               ------------         ------------
ASSETS

     CURRENT  ASSETS
     Cash                                      $     3,667          $    10,484
                                               ------------         ------------
                        TOTAL CURRENT ASSETS         3,667               10,484
                                               ------------         ------------

                         TOTAL ASSETS          $     3,667          $    10,484
                                               ============         ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

     CURRENT  LIABILITIES
     Accounts payable                          $     45,791         $    46,969
     Related party payables                           4,231               4,158
                                               ------------         ------------
                  TOTAL CURRENT LIABILITIES          50,022               51,127
                                               ------------         ------------

     COMMITMENTS AND CONTINGENCIES                   10,100              10,100
                                               ------------         ------------

     STOCKHOLDERS'  EQUITY  (DEFICIT)
     Common  stock; $.01 par value:
       125,000,000 shares authorized;
       28,138,765  shares issued and
       outstanding                                  281,387             281,387
     Additional paid-in capital                   4,630,708           4,618,402
     Accumulated deficit                         (4,968,550)         (4,950,532)
                                               ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (56,455)             (50,743)
                                               ------------         ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                      $     3,667          $    10,484
                                               ============         ============












See accountant's review report and notes to financial statements
Accountant's page  2

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                              For the Three Months Ended
                                                     April 30,
                                              --------------------------
                                                 2000             1999
                                              ------------  ------------

REVENUE                                       $       -     $       -

GENERAL AND ADMINISTRATIVE EXPENSES                18,018         8,378
                                              ------------  ------------

NET LOSS                                      $   (18,018)  $    (8,378)
                                              ============  ============

BASIC  AND  DILUTED
NET LOSS PER SHARE                            $       nil   $       nil
                                              ============  ============

BASIC  AND  DILUTED
WEIGHTED  AVERAGE  NUMBER  OF
COMMON SHARES OUTSTANDING                      28,138,765    21,831,115
                                              ============  ============































See accountant's review report and notes to financial statements
Accountant's page  3

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                    STATEMENT STOCKHOLDERS' EQUITY (DEFICIT)

                       Common Stock         Additional
                    ----------------------  Paid-ion      Accumulated
                    Shares      Amount      Capital       Deficit       Totals
                    ----------  ----------  ------------  ------------  ----------
Balance,
February 1, 1998     14,323,465  $ 143,234  $  4,594,929  $ (4,906,831) $ (168,668)

Common stock issued
  for cash at
  $.01 per share     1,700,000      17,000           -             -        17,000
Net loss for the
  year  ended
  January 31, 1999         -            -            -         (22,918)    (22,918)
                    ----------  ----------  ------------  ------------  ----------
Balance,
  January 31, 1999  16,023,465     160,234     4,594,929    (4,929,749)   (174,586)

Common stock issued
  for  accounts
  payable and
  related  party
  payables at
  prices ranging
  from $.01 to
  $.03 per share    11,065,300     110,653        23,473           -       134,126
Common stock
  issued for
  services at
  $.01 per share        50,000         500           -             -           500
Common stock
  issued for cash
  at $.01 per share   1,000,000     10,000           -             -        10,000
Net loss for
  the  year  ended
  January 31, 2000          -          -             -         (20,783)    (20,783)
                    ----------  ----------  ------------  ------------  ----------
Balance,
  January 31, 2000  28,138,765     281,387     4,618,402    (4,950,532)    (50,743)

Contribution of
  additional
  paid-in capital          -           -          12,306           -        12,306
Net loss for
  three months
  ended
  April 30, 2000           -           -             -         (18,018)    (18,018)
                    ----------  ----------  ------------  ------------  ----------
Balance,
  April 30, 2000
  (unaudited)       28,138,765  $  281,387  $  4,630,708  $ (4,968,550) $  (56,455)
                    ==========  ==========  ============  ============  ==========



See accountant's review report and notes to financial statements
Accountant's page  4

                      RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                          STATEMENTS  OF  CASH  FLOWS

                                              For the Three Months Ended
                                                     April 30,
                                              --------------------------
                                                 2000             1999
                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                  $    (18,018)  $   (8,378)
  Adjustments to reconcile net loss to
  net cash used by operating  actiities:
    Common stock issued for services                   -            500
    Common stock issued for related
      parties payable                                  -          3,000
    Decrease in payables                          (1,178)           -
    Increase in related party payables                73            -
                                              ------------  ------------
Net cash used in operating activities             (19,123)       (4,878)
                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -             -
                                              ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds from sale of common stock                  -           5,000
  Contribution to additional paid-in capital       12,306           -
                                              ------------  ------------
                                                   12,306         5,000
                                              ------------  ------------
Change in cash                                     (6,817)          122

Cash, beginning of period                          10,484         6,509
                                              ------------  ------------

Cash end of period                            $     3,667   $     6,631
                                              ============  ============

NON-CASH  TRANSACTIONS
  Common stock issued for related
    parties payable                           $       -     $   114,114
















See accountant's review report and notes to financial statements
Accountant's page  5

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

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

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting with a year end of January 31.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  (CONTINUED)

Financial  Accounting  Standards
--------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

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

Accountant's page  6

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

Provision  for  Taxes
---------------------
At January 31, 2000, the Company has a net operating loss carryforward of approximately $4,795,000 that may be offset through 2014. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at April 30, 2000.

Year  2000  Issues
------------------
Like other companies, Ramex Synfuels International, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue.

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the three months ended April 30, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In recent years however, the Company has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $46,355. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

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

NOTE  5  -RELATED  PARTY  TRANSACTIONS

As of April 30, 2000 and January 31, 2000, the Company owed $4,158 and $4,231, respectively to officers for accrued consulting fees, advances and expenses paid on behalf of the Company. During the year ended January 31, 2000, stock was issued to related parties in payment of a majority of the related party payables. See Note 8.

NOTE  6  -  ACCOUNTS  PAYABLE

Accounts payable principally consists of trade payables which are several years old. It appears that no efforts are being made by the vendors to collect these delinquent balances, and the Company believes that collection efforts are unlikely. During the year ended January 31, 2000, stock was issued in payment of a portion of the accounts payable. See Note 8.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Ramex  Research  Partners,  Ltd.
--------------------------------
In September 1993, the Company as the general partner in newly formed Ramex Research Partners, Ltd., a Texas limited partnership, raised $110,000 for further development of an oil shale gasification process. This process is protected by a patent (issued on May 29, 1990), owned by the Company, which is carried at no cost on the Company's financial statements. In return for this funding, the Company has granted to the limited partners a limited term royalty payable from the future proceeds, if any, of gas produced from the application of this process. This limited term royalty will continue until the limited partners have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2) payments aggregating ten times the limited partners' original investment.

Sports  Sports.Com,  Inc.
-------------------------
During January 2000, the Company executed a plan of reorganization with Sports Sports.Com, Inc., (hereinafter "Sportsend") a Florida corporation, doing business on the World Wide Web as Sportsend.Com. In executing the plan of reorganization, the Company is expected to have a one for thirty reverse split of its issued and outstanding common stock and pay off all currently existing liabilities. Subsequent to these financial statements, Sportsend has advanced $130,000 to a trust account that is controlled by the president of Ramex for the purpose of liquidating these liabilities and paying expenses

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q


Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     Ramex has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $46,355. Management has provided an infusion of cash through advances from officers and directors and minimized the Company's cash expenditures. Management also intends to seek new capital by forming a strategic alliance or joint venture.

    Obtaining additional financing is crucial to the ongoing development of the corporate existence. Management is considering a possible restructure of the Corporation as a means of further financing possibilities. Any changes in corporate structure are subject to shareholder approval.

    Subsequent to the three month period ending April 30, 2000, the Company executed a plan of reorganization with Sports Sports.Com, Inc. a Florida corporation, doing business on the World Wide Web as Sportsend.Com. The reorganization calls for acquisition of Sportsend through stock for stock transactions after a one for thirty reverse stock split of the Company's common stock and other conditions are met. In executing the plan of reorganization, the Company is expected to pay off all currently existing liabilities.

Liquidity and Capital Resources:

     As of April 30, 2000 Ramex's current assets were $3,667. The Company had no income during the three month period ended April 30, 2000 and had total expenses of $18,018, an increase of $9,640 compared to the same three month period in the previous fiscal year. Said expenses were incurred in the course of minimal daily operations of the Company and for consulting services.

    Since there is no certainty of the success of the negotiations for funding and since the Registrant has no significant source of income at this time, uncertainties do exist with respect to the future levels of Liquidity and Capital which will be necessary to fund the Company's operations and its ability to maintain adequate levels thereof.

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

Item 2.  Changes in Securities.

     NONE

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.

Item 6   Exhibits and Reports on Form 8-K

Exhibits required by Item 601:

     (2)  Plan of acquisition, reorganization, arrangement,
          liquidation or succession                                (2)
     (3)  (1)  Articles of Incorporation                           (1)
          (2)  By-laws                                             (1)
     (4)  Instruments defining the rights of security holders
          including indentures                                     (2)
     (10) Material contracts                                       (2)
     (11) Statement re computation of per share earnings           (2)
     (15) Letter re unaudited interim financial information        (2)
     (18) Letter re change in accounting principles                (2)
     (22) Published report regarding matters submitted to vote
          of security holders                                      (2)
     (23) Consent of experts and council                     Attached
     (24) Power of attorney                                        (2)
     (27) Financial Data Schedule, Electronic Filing Only    Attached

(1)  Incorporated by reference
(2)  Not applicable

     No reports were filed on Form 8-K in the quarter ending April 30, 2000.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RAMEX SYNFUELS INTERNATIONAL, INC.

Dated:  June 5, 2000                        /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  June 5, 2000                        /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer