Form 10-K/A
period 2000-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-07-11
CIK 857132

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
















This space intentionally left blank.

**************************************************************************

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A
                               (Amendment Number One)

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

                             As of January 31, 2000
                   Common Stock, $0.01 Par Value - 28,138,765

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000
                                TABLE OF CONTENTS

                                     PART 1

Item  1          Description  of  Business                                     3
Item  2          Properties                                                    9
Item  3          Legal  Proceedings                                            9
Item  4          Submission of Matters to a Vote of Security  Holders         10

                                     PART II

Item  5          Market  for  Registrant's  Common  Equity  and  Related
                      Stockholders'  Matters                                  10
Item  6          Selected  Financial  Data                                    11
Item  7          Management's Discussion and Analysis of Financial
                      Condition and Results of Operation                      11
Item  8          Financial  Statements  and  Supplementary  Data              12
Item  9          Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure                     12

                                    PART III

Item  10         Directors and Executive Officers of the Registrant           12
Item  11         Remuneration  of  Directors  and  Officers                   14
Item  12         Security  Ownership  of  Certain  Beneficial  Owners  and
                      Management                                              15
Item  13         Interest of Management and Others in Certain Transactions    16

                                     PART IV

Item  14         Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                             16
SIGNATURES                                                                    17
Audited  Financial  Statements  and  Notes  to  Financial  Statements         18

Agreement and Plan of Reorganization                                          28

Consent  of  Auditors                                                         40

Financial Data Schedule (Electronic filing only)                              41

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

Between 1989 and 1992, Ramex engaged in activities seeking venture capital for further developments, unsuccessfully. In 1993, Ramex raised funds through a private placement to have Southwest Research Institute, (SwRI) engage in further research. The first phase of research was completed in August of 1995. No further funds were obtained to complete the research and the Company ceased operations in 1995.

Since 1995 Ramex has been inactive and has not conducted business operations. Ramex does not currently earn any revenues, nor has the Company engaged in any revenue producing operations since inception.


Purpose

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Ramex  Research  Partners,  Ltd.  (Continued)

The Partnership was formed for the purpose of participating with the Company in further enhancement and development of the oil shale gasification process (the "Process"). The funds which Ramex received from the Partnership, as well as funds received from other sources, including funds received form the sale of shares of common stock in the future, if any, have been and are scheduled to be utilized by the Company to conduct additional research of the process which will have as its goals (i) the further understanding of the process involved in the in-situ gasification of shale oil; and (ii) the further development of the technology utilized into the design of the down-hole heaters, which are an integral part of the application of the process, in order to increase the efficiency of such heaters; (iii) the development of more efficient methods for handling the gases produced as a result of the application of the process;
(iv) the development of more efficient drilling methods for penetrating and exploiting oil shale through the application of the process; and (v) the development of water containment methods to eliminate the problem of down-hole water flowing in the heater; and (vi) payment of outstanding accounts payable and to fund current operating expenses, to the extent possible, of the Company.

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Other

Ramex began negotiations in November of 1999, and executed a plan of reorganization on January 7, 2000 with SportsSports.com, Inc., a Florida Corporation, doing business on the World Wide Web as Sportsend.com. The plan of reorganization specifies that Ramex will have a one for thirty reverse split of its issued and outstanding common stock. Ramex also plans to either dispose of or sell its oil shale gasification business, which would include its patent.

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

The Registrant's executive offices are located at 2204 W. Wellesley, Spokane, Washington 99205.

ITEM  3     LEGAL  PROCEEDINGS

A judgement was granted in 1990 to Jack Guthrie and Associates, Inc. of Louisville, Kentucky to recover $12,076.70 charged for consulting services, advertising and presentation work. A judgement was granted in 1992 to Paul A. Petzrick of Annapolis, Maryland to recover $11,524.00 for consulting services. As of the date of this Form 10-K for the period ended January 31, 2000, no further activity has occurred on these lawsuits. The Registrant intends to settle both of these obligations.

The officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than that referenced above. The officers and directors of the registrant do not know of any other litigation being threatened or contemplated. To the best of the knowledge of the officers and directors of the Registrant, there are no investigations of any felonies, misfeasance or securities investigations nor is there any other pending or threatening litigation at the present time other than that referenced herein.

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

ITEM  6     SELECTED  FINANCIAL  DATA

                                               Years Ended January 31,
                              ----------------------------------------------------------
                                 1996        1997        1998        1999        2000
                              ----------  ----------  ----------  ----------  ----------
Revenues                             -0-         -0-         -0-         -0-         -0-
Net loss from operations        (21,081)    (19,168)    (19,901)    (22,957)    (20,783)
Income from forgiveness
     of debt                     17,692          -0-         -0-         -0-         -0-
Income from interest                 -0-         18          27          39          -0-
Net loss                        (21,081)    (19,150)    (19,874)    (22,918)    (20,783)
Net loss per common share           NIL         NIL         NIL         NIL         NIL
Current assets                    9,408       2,209       1,281       6,509      10,484
Current liabilities             144,052     156,003     169,949     181,095      51,127
Long-term liabilities                -0-         -0-         -0-         -0-         -0-
Total Assets                      9,408       2,209       1,281       6,509      10,484
Stockholders'(deficit)         (134,644)   (153,794)   (168,668)   (174,586)    (50,743)

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

The current liabilities consist of accounts payable of $46,969 and related party payables of $4,158. Accounts payable include amounts due on judgements and various expenses that remain unpaid from Ramex operations. Related party payables are amounts due Maynard Moe for salary and operating expenses paid out of pocket. Ramex has no long-term debt. Ramex expects to pay all amounts due.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Results  of  Operations:

During the fiscal year ended January 31, 2000, the Company incurred total expenses of $20,783. These expenses were for normal daily operations of the Company, including consulting services. As in the past several years, the Company had no revenues for the year ended January 31, 2000. Due to Ramex's lack of revenue and assets, substantial doubt remains as to the Company's ability to continue as a going concern.

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Maynard  M.  Moe, age 58, President, Chief Executive Officer and a Director, was
elected by the Board of Directors on October 8, 1993 and has served continuously since that time. He currently works full time to manage Ramex. He was a Vice-President from January 20, 1993 to October 8, 1993. Mr. Moe was first hired as a consultant by the Registrant to handle day-to-day operations of Ramex as well as shareholder relations. He attended Eastern Washington College of Education in 1959 and 1960. He attended the Spokane
Community College for Oil Advance Burner Technology courses in 1965 and he received his oil burner mechanics license in 1965. Prior to his consulting work with Ramex, Mr. Moe was a stockbroker with Dillon Securities in Spokane, Washington form 1978 to 1992. Mr. Moe obtained Washington State Series 63, NASD Series 7 and Principle Series 23 licenses. Mr. Moe served as a committee chairman and vice president and director of the Spokane Stock Exchange for eighteen months. On August 31, 1992, Mr. Moe's chapter 11 plan of reorganization was confirmed, in order to pay all personal/business debts in full over three years. On March 13, 1996, Mr. Moe received a conformed copy of the Final Decree from the Court closing this case. During the past ten years, Mr. Moe has worked with different companies as a consultant for shareholder relations.

Kerry L. Weger, age 53, has been a Director and Secretary-Treasurer continuously since June 22, 1992. He works as needed attend to matters for Ramex, a negligible percentage of his time. He currently self-employed as a contract attorney in Bloomington Indiana and has been for more than five years. Mr. Weger attended Indiana University and received a B.A. in Business and a JD from the Indiana University School of Law in 1971. He is a member of the Indiana and Michigan State Bar Associations. Mr. Weger has been in the continuous  practice  of  law  for  twenty  years  and  is  currently practicing corporate law. Mr. Weger has represented several oil and gas drilling and development companies and is familiar with all phases of drilling and development. Mr. Weger is active in his community, is a member of the Bloomington Planning Commission, the Chamber of Commerce Erosion Development Committee and a past member of the Bloomington Little League Board of Directors and Monroe County Economic Development Council.

George Shutt, age 79, has been a Director continuously since June 22, 1992. He acts primarily as a consultant to Ramex with very little of his time involved. Mr. Shutt is presently the owner and sole proprietor of GESCO Consultants and has been for more than 5 yearsGESCO Consultants provides consulting and manufacturing representative services to selected segments of the aerospace industry. Prior to forming GESCO Consultants in 1981, Mr. Shutt was employed by Hughes Aircraft Company for thirty years in various capacities, including subcontracts administrator, project engineer,
manufacturing  planning  for  complex  electronic   systems  and   manufacturing
supervisor. Mr. Shutt also worked for Ford Motor Company for five years in commercial sales and development of specialized vehicles. Mr. Shutt has worked variously for Lockheed Aircraft Co. In the Research and Development Department. He was with the U.S. Air Force as an instructor on instrument flying techniques.

John  F.  Mayer,  age  58,  has been a Director continuously since October 1988.
He held the offices of President and Chief Executive Officer from June 22, 1992 until his resignation from these positions effective October 1, 1993. He currently acts as a consultant to Ramex with little of his time involved. He is retired and has been for more than five years. Mr. Mayer attended Southwest Texas Junior College (Associate of Arts degree), Colorado State University (Bachelor of Science degree) and the University of Kansas (two years of post service where he was employed as a civilian scientist and weapons graduate

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

work  in  physics.).  Mr.  Mayer  retired in 1992 from civil system analyst with
the  Department   of  Defense   for  20  years,  13  years  of  which   were  in
management  positions.

Sigurd "Morris" Mathisen, age 67, has been a Vice-President continously since October 29, 1993. He generally acts as a consultant to Ramex with little of his time involved. He has been retired for more than five years. Mr. Mathisen attended the Virginia Polytechnical Institute, majoring in Civil Engineering and Building Construction. Mr. Mathisen's work experience has included management, administration, planning, budgeting, scheduling, contracting, inspecting, directing all phases of construction, with profit and loss responsibility on all types of commercial, industrial, fossil and nuclear power generation, and hazardous waste facilities. Mr. Mathisen was instrumental in the installation baghouses, wet scrubber systems, and or electrostatic precipitators on four separate 500 mega watt fossil fuel power generation units. During more than four years he was Assistant Resident Manager for J.A Jones Construction Co. at Hanford, Washington. He has been responsible for direction of 1,500 employees plus subcontractors, on new and maintenance construction of nuclear and nuclear waste facilities and involved with the construction of a total of twenty-six multi-million dollar projects.

The terms of such Directors and Officers are for a period of one year or until their successors are duly elected and qualified.

ITEM  11     REMUNERATION  OF  DIRECTORS  AND  OFFICERS

Officers:

For the fiscal year ended January 31, 2000 none of the Officers of the Registrant had cash compensation in excess of $20,000. The only Officer who received remuneration is the President, Mr. Maynard Moe, in the amount of $1,000 per month for a total annual disbursement of $12,000.

Directors:

The Directors of the Company received no compensation for services rendered to the Registrant during the fiscal year ended January 31, 2000 with the exception of Mr. Maynard Moe who, as President receives remuneration as listed above.

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

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
               Executive Officers as a group
               (5 persons) as of the date of this Form 10-K

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                                    FORM 10-K
                                JANUARY 31, 2000

Stockholders  owning  more  than  5%  of  the  Registrant's  Voting  Securities:
Maynard Moe, 31.68% and John Meyer, 11.58%

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

(a)     (3)  Exhibits
Exhibits required by Item 601 of Regulation S-K are as follows:

2)  Plan of acquisition, reorganization, arrangement, liquidation
    or succession                                                    28
23) Consent of experts and counsel.                                  40
27) Financial Data Schedule (electronic filing only)                 41

All other exhibits are omitted as not applicable.

(b)     Form  8-K, filed on January 12, 2000, reported  an agreement and plan of
reorganization  with   SportsSports.com  Inc, a  Florida  Corporation,   and  is
considered  to  be  included  herein  by  reference.

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

Dated:  July 11, 2000         By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated:  July 11, 2000         By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director

Dated: July 11, 2000          By: /s/ Kerry L. Wegner
      ------------------      -------------------------------------
                              Kerry  L.  Weger,
                              Secretary/Treasurer  and  Director

Dated: July 11, 2000          By: /s/ George Shutt
      ------------------      -------------------------------------
                              George  Shutt
                              Director

Dated: July 11, 2000          By: /s/ John F. Mayer
      ------------------      -------------------------------------
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

The Company anticipates that it will sell the above referenced technology to the President of the Company for a nominal consideration, after approval of the Acquisition of Sportsend (see Note 7.) Attendant with the ownership of the technology, the liabilities related thereto will also be transferred.


Sports  Sports.Com,  Inc.

During  January  2000, the Company executed a plan of reorganization with Sports
Sports.Com,  Inc.,  (hereinafter  "Sportsend")  a  Florida   corporation,  doing
business  on  the  World  Wide  Web  as Sportsend.Com.  In executing the plan of reorganization,  the  Company is expected to have a one for thirty reverse split of  its  issued  and outstanding common stock and pay off all currently existing liabilities. On January 27, 2000, Sportsend advanced $130,000 to a trust account that is controlled  by the  president  of Ramex for  the purpose of  liquidating these liabilities and paying expenses related to the plan of  reorganization. At
January 31, 2000, Sportsend had advanced $10,100 to the Company for the specific purpose  of paying  for  the  shareholders'  proxy in  regard to  this  plan  of reorganization.  After the reverse  stock split and payment of liabilities,  the
Company  intends  to  acquire  Sportsend  in a reverse  merger through  a  stock for stock  transaction.  The acquisition date is expected  to be set  once  both companies have their annual  audited financial statements and the aforementioned conditions  have  been  met.




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



































