Form 10-Q/A
period 2000-04-30
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-07-11
CIK 857132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                             (Amendment Number One)

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

     Statement  of  Stockholders'  Equity  (Deficit)                         4

     Statements  of  Cash  Flows                                             5

NOTES  TO  FINANCIAL  STATEMENTS                                             6

Board  of  Directors
Ramex  Synfuels  International,  Inc.
Spokane,  WA

                           Accountant's Review Report

We  have   reviewed   the  accompanying   balance  sheets   of  Ramex   Synfuels
International, Inc. as of April 30, 2000 and the related statements of operations, cash flows, and stockholders' equity for the three months ended April 30, 2000, and for the period from February 1, 2000 through April 30, 2000. These financial statements are the responsibility of the Company's management.

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

          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

   Ramex has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $46,355. Management has provided an infusion of cash through advances from officers and directors and minimized the Company's cash expenditures. There remains substantial doubt about the Company's ability to continue as a going concern. Obtaining additional financing is crucial to the ongoing development of the corporate existence.

   On January 7, 2000, Ramex executed an agreement and plan of reorganization with SportsSports.Com, Inc. a Florida corporation, doing business on the World Wide Web as Sportsend.Com. The reorganization calls for acquisition of Sportsend through stock for stock transactions after a one for thirty reverse stock split of the Company's common stock and other conditions are met. In executing the plan of reorganization, the Company is expected to pay off all currently existing liabilities.


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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None.



Item 6   Exhibits and Reports on Form 8-K

Exhibits required by Item 601:

     (2)  Plan of acquisition, reorganization, arrangement,
          liquidation or succession                               (1)
     (23) Consent of experts and council                     Attached
     (27) Financial Data Schedule, Electronic Filing Only    Attached

(1)  Incorporated by reference to the amended 10-K.

     No reports were filed on Form 8-K in the quarter ending April 30, 2000.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RAMEX SYNFUELS INTERNATIONAL, INC.

Dated:  July 11, 2000                        /s/ Maynard M. Moe
                                            ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  July 11, 2000                        /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer