Form 10-K/A
period 2000-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-08-31
CIK 857132

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt except where otherwise noted within the text

BEGIN PAGE AT "START"
















This space intentionally left blank.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A
                               (Amendment Number Two)

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

ITEM  6     SELECTED  FINANCIAL  DATA

                                               Years Ended January 31,
                              ----------------------------------------------------------
                                 1996        1997        1998        1999        2000
                              ----------  ----------  ----------  ----------  ----------
Revenues                             -0-         -0-         -0-         -0-         -0-
Net loss from operations        (21,081)    (19,168)    (19,901)    (22,957)    (20,783)
Income from forgiveness
     of debt                     17,692          -0-         -0-         -0-         -0-
Income from interest                 -0-         18          27          39          -0-
Net loss                        (21,081)    (19,150)    (19,874)    (22,918)    (20,783)
Net loss per common share           NIL         NIL         NIL         NIL         NIL
Current assets                    9,408       2,209       1,281       6,509      10,484
Current liabilities             144,052     156,003     169,949     181,095      51,127
Commitments and contingencies       -0-         -0-         -0-         -0-      10,100
Total Assets                      9,408       2,209       1,281       6,509      10,484
Stockholders'(deficit)         (134,644)   (153,794)   (168,668)   (174,586)    (50,743)

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

Dated: August 30 , 2000       By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated: August 30 , 2000       By: /s/ Maynard M. Moe
      ------------------      -------------------------------------
                              Maynard  M.  Moe
                              President,  CEO  and  Director

Dated: August 30 , 2000       By: /s/ Kerry L. Wegner
      ------------------      -------------------------------------
                              Kerry  L.  Weger,
                              Secretary/Treasurer  and  Director

Dated: August 30 , 2000       By: /s/ George Shutt
      ------------------      -------------------------------------
                              George  Shutt
                              Director

Dated: August 30 , 2000       By: /s/ John F. Mayer
      ------------------      -------------------------------------
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




Williams  &  Webster,  P.S.
Spokane,  Washington
March 2, 2000, except as pertaining to Note 7 which was revised August 31, 2000

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

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Ramex  Research  Partners,  Ltd.

In  September  1993,  the  Company  as the general partner in newly formed Ramex
Research  Partners,  Ltd.,  a  Texas  limited  partnership,  raised $110,000 for further  development  of  an  oil  shale  gasification process.  This process is protected  by  a patent (issued on May 29, 1990), owned by the Company, which is carried  at  no  cost on the Company's financial statements.  In return for this funding,  the Company has granted to the limited partners a limited term royalty payable  from  the future proceeds, if any, of gas produced from the application of  this  process.  This  limited  term  royalty will continue until the limited partners  have received the greater of (1) payments aggregating 1.10% of the net profits derived from the first 1,000 productive wells using this process, or (2)
payments  aggregating  ten  times  the  limited  partners'  original investment.
The patented process, a partially  developed technology for  gasification of oil
Shale, remains unproven.  Management  estimates that  completing development and testing the technology would cost in excess of one million dollars.  There is no assurance  that  the process  would  ever be  successfully developed.  Therefore
management  determines   that  in  its  current  state  the  fair  value  of the
technology  is nil.

The Company anticipates that it will sell the technology to the President of the Company for the nominal consideration of one dollar, after approval of the Acquisition of Sportsend (see Note 7.) Attendant with the ownership of the technology, the liabilities related thereto will also be transferred. Currently there are no liabilities associated with the technology.

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


                        RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

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





























