Form 10-Q
period 2000-07-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-09-15
CIK 857132

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                        Commission file number 000-18081

                       RAMEX SYNFUELS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                            87-0360039
(State or other jurisdiction of                                    (IRS Employer
incorporation  or  organization)                         Identification  Number)

                                2204 W. Wellesley
                                   Spokane, WA
                    (Address of principal executive offices)

                                      99205
                                   (Zip Code)

                                 (509) 328-9633
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       (X)                              No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:

                                   28,138,765

                                     PART I



ITEM  1     FINANCIAL  INFORMATION




                                 RAMEX SYNFUELS
                               INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                       JULY 31, 2000 AND JANUARY 31, 2000








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

                                  JULY 31, 2000

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

     Statement  of  Stockholders'  Equity  (Deficit)              4

     Statements  of  Cash  Flows                                  5

NOTES  TO  FINANCIAL  STATEMENTS                                  6

Board  of  Directors
Ramex  Synfuels  International,  Inc.
Spokane,  WA

                           Accountant's Review Report

We  have   reviewed  the  accompanying   balance   sheets  of   Ramex   Synfuels
International, Inc. as of July 31, 2000 and the related statements of operations, cash flows, and stockholders' equity for the six months ended July 31, 2000. All information included in these financial statements is the representation of the management of Ramex Synfuels International, Inc.

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

The financial statements for the year ended January 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 2, 2000, but we have not performed any auditing procedures since that date. The statements of operations and cash flows for the six months ending July 31, 1999 were prepared by management without audit or review and accordingly, no opinion or other form of assurance has been expressed on them.

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


/s/ Williams & Webster, P.S.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
September  6,  2000

                        RAMEX SYNFUELS INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                 July  31,           January 31,
                                                   2000                 2000
                                               (unaudited)
                                               ------------         ------------
ASSETS

     CURRENT  ASSETS
     Cash                                      $     1,045          $    10,484
                                               ------------         ------------
                        TOTAL CURRENT ASSETS         1,045               10,484
                                               ------------         ------------

                         TOTAL ASSETS          $     1,045          $    10,484
                                               ============         ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

     CURRENT  LIABILITIES
     Accounts payable                          $     46,288         $    46,969
     Related party payables                           3,231               4,158
                                               ------------         ------------
                  TOTAL CURRENT LIABILITIES          49,519               51,127
                                               ------------         ------------

     COMMITMENTS AND CONTINGENCIES                   10,100              10,100
                                               ------------         ------------

     STOCKHOLDERS'  EQUITY  (DEFICIT)
     Common  stock; $.01 par value:
       125,000,000 shares authorized;
       28,138,765  shares issued and
       outstanding                                  281,387             281,387
     Additional paid-in capital                   4,633,708           4,618,402
     Accumulated deficit                         (4,973,669)         (4,950,532)
                                               ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (58,574)             (50,743)
                                               ------------         ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                      $     1,045          $    10,484
                                               ============         ============











See accountant's review report and notes to financial statements

Accountants' page  2

                             RAMEX SYNFUELS INTERNATIONAL, INC.
                                 STATEMENTS OF OPERATIONS


                                    For the Three Months Ended  For the Six Months Ended
                                             July 31,                   July 31
                                           (Unaudited)                (Unaudited)
                                    --------------------------  --------------------------
                                         2000           1999        2000         1999
                                    ------------  ------------  ------------  ------------

REVENUE                             $       -     $       -     $       -     $       -

GENERAL AND ADMINISTRATIVE EXPENSES       5,119         4,021        23,137        12,399
                                    ------------  ------------  ------------  ------------

OPERATING LOSS                      $    (5,119)       (4,021)      (23,137)      (12,399)

PROVISION FOR INCOME TAXES                  -             -             -             -
                                    ------------  ------------  ------------  ------------

NET LOSS                            $    (5,119)       (4,021)      (23,137)      (12,399)
                                    ============  ============  ============  ============
BASIC  AND  DILUTED
NET LOSS PER SHARE                  $       nil   $       nil   $        nil  $        nil
                                    ============  ============  ============  ============

BASIC  AND  DILUTED
WEIGHTED  AVERAGE  NUMBER  OF
COMMON SHARES OUTSTANDING             28,138,765    27,334,417    28,138,765    25,211,666
                                    ============  ============  ============  ============

























See accountant's review report and notes to financial statements
Accountants' page  3

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                    STATEMENT STOCKHOLDERS' EQUITY (DEFICIT)

                          Common Stock         Additional
                       ----------------------  Paid-ion      Accumulated
                       Shares      Amount      Capital       Deficit       Totals
                       ----------  ----------  ------------  ------------  ----------
Balance,
February 1, 1999        16,023,465  $ 160,234  $  4,594,929  $ (4,929,749) $ (174,586)

Common stock issued
  For accts payable
  And related party
  Payables at prices
  Ranging from $.01
  To $.04 per share     11,065,300     110,653       23,473           -       134,126

Common stock issued
  For services at
  $0.01 per share           50,000         500          -             -           500

Common stock issued
 For cash at
 $0.01 per share         1,000,000      10,000          -             -        10,000

Net loss for the year
  Ended Jan. 31, 2000          -           -            -         (20,783)    (20,783)
                        ----------  ----------  ------------  ------------  ----------
Net loss for
  the  year  ended
  January 31, 2000             -          -             -         (20,783)    (20,783)
                        ----------  ----------  ------------  ------------  ----------
Balance,
  January 31, 2000      28,138,765     281,387     4,618,402    (4,950,532)    (50,743)

Contribution of
  additional
  paid-in capital              -           -          15,306           -        15,306
Net loss for
  six months ended
  July 31, 2000                -           -             -         (23,137)    (23,137)
                        ----------  ----------  ------------  ------------  ----------
Balance,
  July 31, 2000
  (unaudited)           28,138,765  $  281,387  $  4,633,708  $ (4,973,669) $  (58,574)
                        ==========  ==========  ============  ============  ==========










See accountant's review report and notes to financial statements
Accountants' page  4

                      RAMEX  SYNFUELS  INTERNATIONAL,  INC.
                          STATEMENTS  OF  CASH  FLOWS

                                               For the Six Months Ended
                                                       July 31,
                                              --------------------------
                                                 2000             1999
                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                  $   (23,137)  $  (12,399)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Common stock issued for services                  -             500
    Common stock issued for related
      parties payable                                 -           1,000
    Increase (decrease) in payables                  (681)          -
    Increase (decrease) in related
      party payables                                 (927)          -
                                              ------------  ------------
Net cash used in operating activities             (24,745)      (10,899)
                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -             -
                                              ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds from sale of common stock                  -          10,000
  Contribution to additional paid-in capital       15,306           -
                                              ------------  ------------
Net cash provided by financing activities          15,306        10,000
                                              ------------  ------------
Change in cash                                     (9,439)         (899)

Cash, beginning of period                          10,484         6,509
                                              ------------  ------------

Cash end of period                            $     1,045   $     5,610
                                              ============  ============

Supplemental cash flow disclosure:

  Income taxes paid in cash                   $       -     $       -
                                              ============  ============
  Interest paid in cash                       $       -     $       -
                                              ============  ============


Non-cash financing activities:

  Common stock issued for services            $       -     $       500
                                              ============  ============
  Common stock issued for related
    parties payable                           $       -     $     1,000
                                              ============  ============


See accountant's review report and notes to financial statements
Accountants' page  5

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting with a year-end of January 31.

Basic  and  Diluted  Loss  per  Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The weighted average is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share is the same as there are no common stock equivalents outstanding.

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


Accountants' page 6

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Provision  for  Taxes

At July 31, 2000, the Company has a net operating loss carryforward of approximately $4,973,000 that may be offset through 2014. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired  Asset  Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at July 31, 2000.

Derivative  Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At July 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Interim  Financial  Statements

The interim financial statements as of and for the six months ended July 31, 2000, included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue  Recognition  Policy

Revenues  from  sales  will  be  recognized  at  the  point  of  sale.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE  3  -  GOING  CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In recent years however, the Company has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $48,474. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE  4  -  STOCK  OPTION  AND  COMPENSATION  BONUS  PLAN  (CONTINUED)

The Company originally provided for a maximum of 3,000,000 shares to be issued under the stock option plan. In 1989 and 1990, the Company issued 1,366,667 shares under the plan and has issued no additional shares since that time. The remaining shares available under the plan were reduced to 163,333 due to the Company's reverse stock split in 1994. No options were outstanding as of July 31, 2000.

NOTE  5  -RELATED  PARTY  TRANSACTIONS

As of July 31, 2000 and January 31, 2000, the Company owed $3,231 and $4,158, respectively to officers for accrued consulting fees, advances and expenses paid on behalf of the Company. During the year ended January 31, 2000, stock was issued to related parties in payment of a majority of the related party payables. See Note 8.

NOTE  6  -  ACCOUNTS  PAYABLE

Accounts payable principally consists of trade payables which are several years old. It appears that no efforts are being made by the vendors to collect these delinquent balances, and the Company believes that collection efforts are unlikely. During the year ended January 31, 2000, stock was issued in payment of a portion of the accounts payable. See Note 8.

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

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

The Company anticipates that it will sell the technology to the President of the Company for the nominal consideration of one dollar, after approval of the acquisition of Sportsend. (See Note 7.) Attendant with the ownership of the technology, any future prospective liabilities related thereto will also be transferred. Currently there are no liabilities associated with the technology.

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

                       RAMEX SYNFUELS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE  9  -  SUBSEQUENT  EVENTS

The Company has executed a plan of reorganization with Sports Sports.Com, Inc. a Florida corporation, doing business on the World Wide Web as Sportsend.Com. The reorganization calls for acquisition of Sportsend through stock for stock transactions after a one for thirty reverse stock split of the Company's common stock and other conditions are met. See Note 7.


NOTE  10  -  YEAR  2000  ISSUES

Like other companies, Ramex Synfuels International, Inc. could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time there have been no known problems related to the Year 2000 issue.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already year 2000 compliant or can be made so with software updates. Based on its assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with the Year 2000 issue will be expensed as incurred.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial  Condition:

The Company's only asset as of July 31, 2000 was cash of $1,045. Current liabilities as of that date were $49,519, which resulted in a working capital deficiency of $48,474. Since January 31, 2000, the working capital deficiency has increased by $7,831, which was due to the payment of normal operating expenses.

Results  of  Operations:

The Company had no revenue for the quarter ended July 31, 2000. General and administrative expenses of $5,119 were comprised of normal operating expenses such as accounting, office, telephone and filing fees.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

NONE

ITEM  2     CHANGES  IN  SECURITIES

NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits required by Item 601:


     (23) Consent of experts and council                     Attached

     (27) Financial Data Schedule, Electronic Filing Only    Attached


     No reports were filed on Form 8-K in the quarter ending July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       RAMEX SYNFUELS INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)


Dated:  Sept 15, 2000                        /s/ Maynard M. Moe

                           ------------------------------------
                                                Maynard M. Moe, President and
                                                Chief Executive Officer


Dated:  Sept 15, 2000                        /s/ Kerry L. Weger
                                            ------------------------------------
                                                Kerry L. Weger,
                                                Secretary-Treasurer and
                                                Chief Financial Officer