Form 10-Q
period 2000-10-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2000-12-05
CIK 857132

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

          Yes   (X)       No (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

                                   28,138,765

                                     PART I



ITEM  1     FINANCIAL  INFORMATION



                                           Statement of Financial Position as of
RAMEX  SYNFUELS  INTERNATIONAL,  INC.     October  31, 2000 and January 31, 2000
-------------------------------------     --------------------------------------


                                     ASSETS
                                     ------


                                                  October 31,      January 31,
                                                     2000             2000
                                                 -------------    -------------

CURRENT ASSET - Cash                             $         68     $     10,484
                                                 -------------    -------------

                                TOTAL ASSETS     $         68     $     10,484
                                                 =============    =============


                      LIABILITIES AND STOCKHOLDERS'  EQUITY
                      -------------------------------------

CURRENT  LIABILITIES
    Accounts payable                              $     45,791    $     46,969
    Related party payables                               3,244           4,158
                                                 -------------    -------------
                  Total current liabilities             49,035          51,127
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES                           10,100          10,100
                                                 -------------    -------------

STOCKHOLDERS'  EQUITY
    Common stock; $.01 par value; 125,000,000
      shares authorized; 28,138,765 shares issued
      and outstanding                                 281,387          281,387
    Additional paid-in capital                      4,647,011        4,618,402
    Accumulated deficit                            (4,987,465)      (4,950,532)
                                                 -------------    -------------

             Total stockholders' equity               (59,067)         (50,743)
                                                 -------------    -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         68     $     10,484
                                                 =============    =============




The accompanying notes are an integral part of these financial statements.

                                       Statement of Operations For the Three and
RAMEX SYNFUELS INTERNATIONAL, INC.     Nine Month Periods Ended October 31, 2000
                                       And 1999
----------------------------------     -----------------------------------------



                              October 31, 2000             October 31, 1999
                          --------------------------  --------------------------
                             Three         Nine          Three        Nine
                             Months        Months        Months       Months
                          ------------  ------------  ------------  ------------

  REVENUE                 $        -0-  $        -0-  $        -0-  $        -0-
                          ------------  ------------  ------------  ------------


GENERAL AND
ADMINISTRATIVE EXPENSES        13,796        36,933         3,816        16,215
                          ------------  ------------  ------------  ------------

NET (LOSS)                $   (13,796)  $   (36,933)  $    (3,816)  $   (16,215)
                          ============  ============  ============  ============


 NET (LOSS) PER SHARE     $      (NIL)  $     (NIL)   $     (NIL)   $     (NIL)
                          ============  ============  ============  ============


BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
 OUTSTANDING               28,138,765    28,138,765    28,138,765    28,138,765
                          ============  ============  ============  ============

























The accompanying notes are an integral part of these financial statements.

                                      Statement of Cash Flows For the Nine Month
RAMEX SYNFUELS INTERNATIONAL, INC.    Periods Ended October 31, 2000 and 1999
----------------------------------    ------------------------------------------


                                                  October 31,      October 31,
                                                     2000             2000
                                                 -------------    -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net (loss)                                     $    (36,933)    $    (16,215)
  Add non-cash item: common stock
    issued for services                                   -                500
    Increase (decrease) in payables
      and due to officers                              (2,092)           1,138
                                                 -------------    -------------

Net uses of cash from operating activities            (39,025)         (14,577)
                                                 -------------    -------------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Contribution of additional paid-in capital           28,609              -
  Sale of common stock                                    -             10,000
                                                 -------------    -------------

NET INCREASE IN CASH                                  (10,416)           (4,577)


CASH AT BEGINNING OF PERIOD                            10,484             6,509
                                                 -------------    -------------

CASH AT END OF PERIOD                            $         68     $      1,932
                                                 =============    =============


























The accompanying notes are an integral part of these financial statements.

RAMEX  SYNFUELS                                   Notes  to Financial Statements
INTERNATIONAL,  INC.                              At  October  31,  2000
-------------------------                         ------------------------------

NOTE  1  -  MANAGEMENT  OPINION

     The financial statements of Ramex Synfuels International, Inc., ("Ramex") included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Ramex believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Ramex's annual report on Form 10-K for the fiscal year ended January 31, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial  Condition:

The Company's only asset as of October 31, 2000 was cash of $68. Current liabilities as of that date were $49,035, which resulted in a working capital deficiency of $48,967. This compares to a working capital deficiency of $40,643 as of January 31, 2000 which was the end of the most recent fiscal year.

Results  of  Operations:

The Company had no revenue for the quarter ended October 31, 2000. General and administrative expenses of $13,796 were comprised of normal operating expenses such as accounting, office, telephone and filing fees.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

      NONE

ITEM  2     CHANGES  IN  SECURITIES

      NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

      NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      NONE

ITEM  5     OTHER  INFORMATION

      NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

      NONE

                                   SIGNATURES




Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       RAMEX SYNFUELS INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)


/s/ Maynard M. Moe                            /s/ Maynard M. Moe
---------------------------------------       ----------------------------------
Maynard  M.  Moe                              Kerry  L.  Weger
President  and  Chief  and                    Secretary-Treasurer  and
Chief  Executive  Officer                     Chief  Financial  Officer



Date: December 5, 2000                        Date: December 5, 2000