Form 10-K
period 2001-01-31
RAMEX SYNFUELS INTERNATIONAL INC
filed 2001-05-01
CIK 857132

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)

For the fiscal year ended January 31, 2001     Commission File Number  000-18081

                                 SPORTSEND, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                            87-0360039
(State of Incorporation)                            (IRS Employer Ident. No.)

        5590 Ulmerton Road
        Clearwater, Florida 33760                      (727) 592-0730
(Address of principal executive offices)      (Registrant's telephone number)


          Securities registered pursuant to Sections 12(b) of the Act:

        Title of Each Class                 Name of Exchange on Which Registered
        -------------------                 ------------------------------------
                None                                 None

          Securities registered pursuant to Sections 12(g) of the Act:

                                 Title of Class
                                 --------------
                              (Common Stock ($0.01)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports): Yes _x_ No ___, and (2) has been subject to such filing requirements for the past 90 days: Yes _x_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Approximately $569,309 as of April 26, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              As of April 26, 2001
                   Common Stock, $0.01 Par Value - 10,152,558
                       DOCUMENTS INCORPORATED BY REFERENCE
     The registrant's definitive proxy statement filed on February 12, 2001 is incorporated by reference into Part III of this Form 10-K

                                 SPORTSEND, INC.
                                    FORM 10-K
                                JANUARY 31, 2001
                                TABLE OF CONTENTS

                                     PART 1


Item 1    Description of Business .............................................1
Item 2    Properties...........................................................9
Item 3    Legal Proceedings....................................................9
Item 4    Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5    Market for Registrant's Common Equity and
            Related Stockholders' Matters.....................................10
Item 6    Selected Financial Data.............................................11
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operation................................11
Item 8    Financial Statements and Supplementary Data.........................13
Item 9    Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................13

                                    PART III

Item 10   Directors and Executive Officers of the Registrant..................13
Item 11   Remuneration of Directors and Officers..............................13
Item 12   Security Ownership of Certain Beneficial Owners and
            Management........................................................14
Item 13   Interest of Management and Others in Certain Transactions...........14

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.......................................................14

SIGNATURES

                                 SPORTSEND, INC.
                                    FORM 10-K
                                JANUARY 31, 2001

                                     PART 1

ITEM 1    DESCRIPTION OF BUSINESS

Overview

Sportsend, Inc., (formerly known as Ramex Synfuels International, Inc.) a Nevada Corporation ("Sportsend" the "Company" or the "Registrant") was originally incorporated and commenced operations as Cache Oil Corporation in March, 1980 under the laws of the State of Utah. In July, 1980, Cache Oil Corporation purchased in a business combination all of the outstanding common stock of Rams Horn, Inc., a Wyoming Corporation which was subsequently dissolved. In December 1980, Cache Oil Corporation merged with the wholly owned subsidiary of Rams Horn, Inc., The Company Synthetic Fuels International, Inc., a Utah Corporation, with the name of the surviving Utah Corporation being changed to Ramex Synfuels International, Inc. The Company changed its domicile to Nevada from Utah in December 1988. All entities involved were in the development stage at the time of acquisition or merger.

The Company was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. Between 1989 and 1992, the Company engaged in activities seeking venture capital for further developments, unsuccessfully. In 1993, The Company raised funds through a private placement to have Southwest Research Institute engage in further research. The first phase of research was completed in August of 1995. No further funds were obtained to complete the research and the Company ceased operations in 1995.

Since 1995 the Company has been inactive and has not conducted business operations. The Company does not currently earn any revenues, nor has the Company engaged in any revenue producing operations since inception.

The Company began negotiations in November of 1999, and executed a plan of reorganization on January 7,2000, with SportsSports.com Inc., a Florida Corporation incorporated on September 14, 1999, doing business on the World Wide Web as Sportsend.com. The reorganization was approved by the Company's shareholders and became effective March 9, 2001. Pursuant to the reorganization, the Company disposed of its oil shale gasification business, including its patent. Also pursuant to the reorganization, the Company effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter, the Company issued 9,212,043 shares of post reverse split common stock to the sole shareholder of SportsSports.com, Inc. for all of the outstanding shares of common stock or SportsSports.com, Inc. (10,000 shares), which became a wholly owned subsidiary of the Company. The corporate headquarters of SportsSports.com, Inc. are located in Clearwater, Florida. SportsSports.com, Inc. is engaged in the retail sale of sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment. At April 25, 2001, the sole business of the Company was the ownership and operation of SportsSports.com, Inc. Effective March 13, 2001, the Company changed its name to Sportsend, Inc.

SportsSports.com, Inc. (sometimes referred to herein as "SportsSports") owns and operates an Internet site that offers for sale sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment on the Internet. Additionally, assuming adequate capital is raised in the next 12 months, SportsSports plans to offer outdoor and recreational items, sports related toys, sports vacation packages, and to expand into the health and fitness markets through the addition of exercise equipment, fitness videos and nutritional and dietary supplements to its product line. The products offered by SportsSports.com, Inc. on its website will hereinafter be referred to as the "Sports Products." In addition to retail sales, SportsSports.com, Inc. plans to operate an auction of certain of its merchandise online (together with the online retail sale of Sports Products, the "Business"). The mission of SportsSports.com, Inc. is to provide top-quality Sports Products to fans, athletes and sportspeople over the Internet utilizing the latest technology available to create an atmosphere of entertainment and one stop shopping.

Electronic Commerce

The Internet is an increasingly important medium for commerce. Although a small part of the whole, the e-commerce segment is one of the fastest growing segments of U.S. economy. The following statistics are illustrative:

      - Forrester Research estimates that online purchases by U.S. consumers will grow from approximately $20 billion in 1999 to $184 billion by 2004, representing a compound annual growth rate of 56%.

      - According to Forrester Research, it is projected that U.S. consumers will purchase $4.2 billion of sporting goods online in 2004.

In addition to its widespread prevalence, e-commerce offers several advantages to SportsSports.com, Inc. over the traditional store-based sports merchandise retailers. First, because online retailers are not constrained by shelf space, they are able to "display" a large number of products at lower cost. In addition, online retailers can more easily and frequently adjust their featured selections and editorial content and pricing, thereby providing significant merchandising flexibility. Online retailers also benefit from the ability to reach a large group of customers from a central location, thus exploiting the potential for low-cost customer interaction. Unlike traditional retail channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Finally, online retailers also can more easily obtain demographic and behavioral data about customers, increasing their opportunities for targeted marketing and personalized services.

Sporting Goods Industry

SportsSports.com, Inc. believes that the sporting goods industry is rapidly growing. According to the Sports Business Research Network, total U.S. retail sales of sporting goods were approximately $77 billion in 1998 and has grown at a 6.8% compound annual rate since 1994. Moreover, according to the Sporting Goods Manufacturer's Association, the number of people who actively participate in sports, fitness and outdoor activities grew 19% from 68.5 million in 1987 to
81.6 million in 1996.

SportsSports.com, Inc. believes that the traditional store-based retail stores are limited in that mass merchant retailers and discount stores often offer attractive pricing but offer only a select few of each manufacturer's product line and lack trained, knowledgeable sales people. Local and regional chain stores often have a broader line of branded products, but lack extensive product knowledge at the individual store level. Specialty stores such as golf and ski shops may offer better customer service, but charge higher prices and traditionally have a narrower selection of products. Mail order catalogers typically focus on one extensive selection or in-depth product information. Based on the foregoing, SportsSports.com, Inc. believes that the traditional retail channel for sporting goods fails to satisfy fully consumers' desire for selection, product information, expert advice, personalized service and convenience.

The "Sports Village" Website and Technology

SportsSports.com, Inc.'s website is located at www.sportsend.com. The website is secure (customer information is not obtainable by third parties) through membership in Verisign. There are no current link arrangements with other websites, but the website is listed in several search engines.

SportsSports.com, Inc. is in the process of building a virtual "Sports Village," or sports community, which will consist of six sections or individual "sites" consisting of (1) Exclusive Sports Collectibles and Merchandise; (2) Sporting Goods; (3) Fitness and Nutrition; (4) Outdoors and Recreation; (5) Travel; and
(6) Auction. As of the date of this report, the Sports Village is still being constructed. The only products currently available on SportsSports.com, Inc.'s website are sports collectibles and merchandise, clothes, and a limited number of sporting goods. Upon full implementation of its proposed technology and site plans, SportsSports.com, Inc. intends that the site will provide for a value-added shopping experience complete with online "chat" rooms with sports personalities and a vast selection of Sports Products.

      (1) Sports Collectibles and Merchandise Community. This section of the site is currently operational and is targeted to the serious sports enthusiast. It consists of chat rooms, weekly trivia contests with prizes, monthly prize giveaways and offers exclusive sports collectibles and merchandise such as autographed sports equipment and original and limited edition artwork. Additionally, SportsSports.com, Inc. intends to implement a section for each professional sports team and the major college teams featuring team-specific merchandise and weekly columns written by representative athletes or famous alumni. SportsSports.com, Inc. anticipates that this content will entice shoppers to return each week to read what their sports heroes have to say as well as build traffic and sales and further the sports community concept. SportsSports.com, Inc. intends to contract directly with individual athletes to author individual columns. However, as of the date of this report, SportsSports.com, Inc. has not entered into any written contract or other formal arrangement with any representative athlete or famous alumnus to write the columns and there is no indication that it will be able to do so.

      (2) Sporting Goods Community. SportsSports.com, Inc. plans to offer a wide variety of traditional sporting goods equipment (such as bats, footballs and golf clubs) from sports such as auto racing, hockey, football, baseball and basketball; clothing; outdoor and recreation equipment; fitness videos and equipment; dietary and nutritional supplements; and sports-related toys. As of the date of this report, this portion of SportsSports.com, Inc.'s website offers only limited sporting goods, and clothes. Although SportsSports.com, Inc. intends to add the additional sporting goods to its product line, there is no guarantee that it will be able to do so, or, if it is able to do so, that SportsSports.com, Inc. will generate any meaningful revenues from the sale of such additional sporting goods.

      (3) Nutrition and Fitness Community. This community will be the "wellness" portion of SportsSports.com, Inc.'s web site and will feature sports nutritional supplements and vitamins, workout apparel and equipment, dietary tips and healthy recipes (the "Wellness Products"). SportsSports.com, Inc. believes that nutritional supplements have a very strong market and are high margin products. As of the date of this filing, this portion of the site is not yet operative. It is anticipated that substantial capital will need to be expended to obtain and integrate the software technology necessary to fully implement this component into the website, and there is no guarantee that the site will ever be operative, or, if it is operative, that SportsSports.com, Inc. will generate any meaningful revenues from the sale of Wellness Products.

      (4) Outdoor and Recreation Community. SportsSports.com, Inc. is in the process of creating an outdoor sportsman and recreation site that will include high-end ski, hiking, fishing, hunting, camping, and outdoor apparel and recreation equipment. SportsSports.com, Inc. projects that this portion of its website will become operational in late 2001 and anticipates that it will offer in excess of 100,000 outdoor and recreational Sports Products by the end of year 2001. It is anticipated that substantial capital will need to be expended to obtain and integrate the software technology necessary to fully implement this component into the website, and there is no guarantee that the site will ever be operative, or, if it is operative, that SportsSports.com, Inc. will generate any meaningful revenues from the sale of outdoor and recreation equipment and merchandise.

      (5) Auction. SportsSports.com, Inc. intends to create a 24 hour a day, 7 day a week, auction portion of its website whereby SportsSports.com, Inc. will accept bids and auction sports related collectibles and memorabilia. SportsSports.com, Inc. believes that the auction will serve to direct traffic to its website and will be profitable. It is anticipated that substantial capital will need to be expended to obtain and integrate the software technology necessary to fully implement this component into the website, and there is no guarantee that the site will ever be operative, or, if it is operative, that SportsSports.com, Inc. will generate any meaningful revenues from the auction of its merchandise.

      (6) Travel. SportsSports.com, Inc. intends to offer many types of sports oriented travel, including cruises and safaris. This section of the site will offer packaged travel vacations including accommodation, tickets, and transportation to various sporting events. It is anticipated that substantial capital will need to be expended to obtain and integrate the software technology necessary to fully implement this component into SportsSports.com, Inc.'s web site and there is no guarantee that the site will ever be operative, or, if it is operative, that SportsSports.com, Inc. will generate any meaningful revenues from the sale of travel packages.

      SportsSports.com, Inc. anticipates that its website will feature the very latest in web technology. If SportsSports.com, Inc. is successful in raising capital, SportsSports.com, Inc. plans to purchase and implement new hardware and software. SportsSports.com, Inc. plans on purchasing and implementing a state of the art IBM e-commerce platform with a fully integrated backend accounting and order fulfillment system. SportsSports.com, Inc. also intends on purchasing IBM hardware. Some of the features of the proposed system include:

      - Product Cross Selling. As products are added to the website shopping cart, the system will recommend other products which compliment the purchase. For example, if the product to be purchased is a football, the system will recommend a football carrying case.

      - Product "Up" Selling. As products are added to the website shopping cart, the system will recommend other products which cost more money or perhaps have a better profit margin but are along the same theme of the original item. For example, if the product to be purchased is a Pete Rose signed statistics baseball, the system may recommend a matching Pete Rose signed statistics jersey and baseball combination at a lower price for the package.

      - Gift Service. Customers browsing for a gift for someone can input specific information about the individual's preferences and a price range. The system will make suggestions based on this information.

      - Ordered Listings. When individuals choose to search the site they may get a listing of products based on their search criteria. The system will ensure that the products at the top of the list are items of the highest interest.

      - Daily Specials. The system will provide daily specials based on who is browsing on the site. The daily special for one viewer may not be the same as what another viewer is looking at based on the viewer's interest. This feature will only work for guests who have visited the site before. If it is a first time visit, the system will show an item that historically is very popular.

      Other features may include customer order tracking online, gift certificates, special tiered and membership pricing and an auction site.

The Sports Products

      There are currently over 10,000 Sports Products available on SportsSports.com, Inc.'s website. These Sports Products include exclusive sports collectibles and merchandise, sporting goods, and clothes. SportsSports.com, Inc. plans to add an additional 25,000 Sports Products by the end of the year 2001, including sports related toys, outdoor and recreational equipment for fishing, skiing, hiking, hunting, and camping, sports equipment for working out, nutritional and dietary supplements geared for the athlete, sports related toys, and sports vacation packages. SportsSports.com, Inc. believes that it occupies a unique niche in the sporting goods industry because it offers traditional sporting goods such as clothes and sporting equipment as well as high-end collectibles such as one of a kind sports memorabilia, sports collectibles and original art.

      Exclusive Sports Collectibles and Merchandise

      SportsSports.com, Inc. presently offers and plans to continue to offer specialty sports collectibles and merchandise which SportsSports.com, Inc. believes are not currently available in the traditional retail sports store arena or through other e-commerce entities. These exclusive items include signed memorabilia obtained through SportsSports.com, Inc.'s contacts with athletes and sports personalities and original sports-related artwork by artists such as Peter Max. SportsSports.com, Inc. also presently offers exclusive merchandise such as animation cells; autographed plaques, helmets and jerseys; and original and limited edition sports related artwork. SportsSports.com, Inc. believes that the advantages of offering unique sports memorabilia and artwork are (i) exclusivity, (ii) high profit margins, (iii) high customer demand, and (iv) repeat business from satisfied customers.

There can be no guarantee that SportsSports.com, Inc. will be able to procure a sufficient supply of original exclusive Sports Products to satisfy customer demand for such items or that it will be able to generate a profit from the sales of exclusive sports collectibles and merchandise.

      SportsSports.com, Inc. is an authorized reseller for Antigua Sportswear (Clothing). Additionally, it represents a host of other clothing and merchandise vendors including Mounted Memories (Specialty Memorabilia), Steiner Sports (Memorabilia) and Mitchell & Ness (Clothing). Although SportsSports.com, Inc. anticipates that it will be able to obtain an adequate supply of Sports Products from manufacturers and vendors, SportsSports.com, Inc. has no written supply or other contracts with any Sports Products manufacturer or vendor, and there can be no guarantee that it will be able to obtain sufficient quantities of quality merchandise on acceptable commercial terms to SportsSports.com, Inc.

Marketing

     SportsSports.com, Inc.'s intention is to establish itself as a primary global brand for retail sporting goods, and in so doing, ensure repeat visits, and repeat sales, from satisfied customers.

SportsSports.com, Inc. intends to use a combination of traditional and online marketing strategies to maximize its brand recognition:

- Online Advertising. SportsSports.com, Inc. intends to continue establishing relationships with major online shopping portals to market Sports Products to shoppers and to build brand awareness. Portals are Internet sites that contain their own channels and provide access to the rest of the Internet. Most people connect to the web through portals. As such, portals are critical to SportsSports.com, Inc.'s plan to build awareness of its brand and direct traffic to its website.

-           Television, radio, and print advertising. SportsSports.com, Inc.
      intends to use a mix of traditional media to build brand awareness. SportsSports.com, Inc. is currently planning a nationwide television campaign and is currently in negotiations to conduct a nationwide radio campaign, payment for which will be based on a percentage of SportsSports.com, Inc.'s sales. SportsSports.com, Inc. also plans to brand its website on radio shows such as Howard Stern, Jim Rome, Rush Limbaugh, and other national radio programs. However, as of the date of this report, SportsSports.com, Inc. has not entered into any formal arrangements for either television or radio advertising. Additionally, inclusion of the names of the radio personalities listed in this paragraph is in no way an endorsement by these individuals of SportsSports.com, Inc. SportsSports.com, Inc. also plans to produce a monthly newsletter that it will send to select customers. The newsletter will inform customers of new products, special events and promotions, and new features available on SportsSports.com, Inc.'s site.

- Promotions and events. SportsSports.com, Inc. plans on conducting promotions and events such as hosting live Internet signings of memorabilia with sports personalities. SportsSports.com, Inc. intends that these signings will be major media events and will allow SportsSports.com, Inc. to collect a large number of customer names and email addresses. Additional promotions on the site will include give-aways, sports-related sweepstakes and trivia contests with prizes. Although SportsSports.com, Inc. is presently negotiating with sports personalities and athletes, as of the date of this report, SportsSports.com, Inc. has not yet entered into any formal contracts with any athlete or sports personality to conduct live Internet signings.

- Auctions. SportsSports.com, Inc. plans on auctioning its Sports Products at various auction sites on the Internet. SportsSports.com, Inc. believes that posting thousands of products on the highly popular auction sites will serve to both promote SportsSports.com, Inc.'s "Sports Village" website and help to build brand recognition for SportsSports.com, Inc.

- E-mails. SportsSports.com, Inc. intends on developing a large customer e-mail data base. By conducting trivia contests and other promotions, SportsSports.com, Inc. intends to acquire a large quantity of e-mail addresses and personal information regarding individual customers' sport- specific preferences. Additionally, SportsSports.com, Inc. plans on offering membership to its website entitling the member to participate in certain promotions and contests. In exchange, SportsSports.com, Inc. will receive its members' e-mail addresses and sport-specific preferences. SportsSports.com, Inc. then intends to employ technology which will target returning customers and make specific offers to them based on their purchase history, sports preferences, and shopping behavior.

Product Fulfillment

      SportsSports.com, Inc. houses inventory at its warehouse in Clearwater, Florida and relies heavily on common carriers such as United Parcel Service and the U.S. Postal Service to deliver its customers' orders. Additionally, some shipments are made directly from the manufacturers or vendors to the customer. SportsSports.com, Inc. uses its own personnel to monitor and manage the billing, packaging, and delivery of the Sports Products to ensure customer satisfaction and repeat sales and plans to implement software to aid in product fulfillment.

Competition

      Competitors vary in size and in scope and in the breadth of the sports related products offered. The Internet industry in general is intensely competitive and several Internet sports merchandise retailers exist. Additionally, SportsSports.com, Inc. competes with a variety of traditional store-based companies and catalogue companies as well as with manufacturers. SportsSports.com, Inc.'s current competitors include:

      -     online retailers including Dsports, NFL and ESPN;

      - traditional, store-based national chain athletic footwear retailers such as Just for Feet;

      -     discount stores such as Target and Kmart;

      - traditional, store-based, national chain sporting goods retailers such as The Sports Authority and the Venator Group (Footlocker brands and Champs);

      - manufacturers selling sporting goods online such as K-Swiss and Patagonia;

      -     catalog sporting goods retailers such as Eastbay, TSI and Edwin
            Watts;

      -     numerous local sporting good stores.

      SportsSports.com, Inc. believes that its competitive edge in the Internet sports merchandise market will be its unique "Sports Village" concept and its ability to provide a wide variety of Sports Products including unique sports memorabilia and art which SportsSports.com, Inc. believes is not currently available through any other online or traditional store-based sports merchandise retailer. However, the sports merchandise industry is intensely competitive and many traditional store based competitors and online competitors have larger customer bases, larger operating histories, established relationships with suppliers and manufacturers, and greater financial resources than SportsSports.com, Inc. Accordingly, there can be no assurance that SportsSports.com, Inc. will be able to compete with current or potential competitors.

Employees

At April 25, 2001 Sportsend and SportsSports.com, Inc. each had six salaried employees.

Forward-Looking Statements

This report contains forward-looking statements, as that term is defined in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. Risks, uncertainties and events may cause our actual results to differ materially from the expectations we describe in our forward-looking statements in this item and elsewhere in this report.

ITEM 2    PROPERTIES

In connection with the March 9, 2001 reorganization, the Registrant sold its proprietary assets in connection with the oil shale gasification business (including technology licenses and patents) to its former President, Maynard Moe, for $1.00. Although the Registrant previously viewed the technology licenses and patents as valuable, the Registrant had inadequate capital to complete the research and technology necessary to fully develop that technology and had not been able to attract capital. Although it had not actively attempted to sell the technology, the pre-reorganization management of the Registrant believed that it was unable to sell the technology for more than nominal consideration at the time it was sold to Mr. Moe.

The Registrant's executive offices are located at 5590 Ulmerton Road, Clearwater, Florida 33760.

ITEM 3    LEGAL PROCEEDINGS

The President of SportsSports.com, Inc., Phillip Wasserman (who is also the President of Sportsend), entered into an agreement to form a business specializing in the development, sale and distribution of sports related art. Mr. Wasserman assigned his interest in this entity to SportsSports.com, Inc. The validity of the assignment of his interest in this venture was challenged by another party to the venture. On December 1, 2000, the litigation was settled with the result that the agreement entered into to form a business specializing in the development, sale and distribution of sports related art was terminated. A confidentiality provision was included in the settlement agreement and prohibits the parties from disclosing the terms of the settlement other than to their respective legal and financial advisors.

Other than the foregoing, the officers and directors of the Registrant certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation. The officers and directors of the registrant do not know of any litigation being threatened or contemplated. To the best of the knowledge of the officers and directors of the Registrant, there are no investigations of any felonies, misfeasance or securities investigations nor is there any other pending or threatening litigation at the present time.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no submissions to a vote of security holders during the fourth fiscal quarter ended January 31, 2001.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Registrant's common stock is listed on the OTC Bulletin Board of the NASD under the symbol "SPSD." The symbol was changed subsequent to the plan of reorganization, which became effective on March 9, 2001. No assurance can be given that the present market for the Registrant's common stock will continue.

The following table sets forth the high-ask and low-bid quotations per share for the fiscal quarterly periods indicated:

Market Price:

                                    Fiscal year ending
                                        January 31,
                              2000                        2001
                              ----                        ----
Period                 High          Low           High          Low
------                ------        ------        ------        ------
First Quarter         $0.003        $0.009        $0.018        $0.015
Second Quarter        $ 0.04        $0.015        $0.015        $ 0.09
Third Quarter         $ 0.04        $ 0.03        $ 0.09        $ 0.02
Fourth Quarter        $ 0.19        $0.035        $ 0.07        $0.021

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Shareholders:

As of April 26, 2001 there were approximately 3,931 holders of record of the Common Stock of the Company.

Dividends

The Company has paid no cash dividends to date, and it does not intend to pay any cash dividends in the foreseeable future.

ITEM 6    SELECTED FINANCIAL DATA

                                                             Years Ended January 31,
                                           1997         1998          1999          2000         2001
Revenues                                     -0-          -0-           -0-           -0-          -0-
Net loss from operations                 (19,150)     (19,901)      (22,957)      (20,783)     (64,359)
Income from forgiveness of debt              -0-          -0-           -0-           -0-          -0-
Income from Interest                          18           27            39           -0-          -0-
Net loss                                 (19,150)     (19,874)      (19,918)      (20,783)     (54,511)
Net loss per common share                    NIL          NIL           NIL           NIL          NIL
Current assets                             2,209        1,281         6,509        10,484          305
Current liabilities                      156,003      169,949       181,095        51,127       21,887
Long-term liabilities                        -0-          -0-           -0-           -0-          -0-
Total Assets                               2,209        1,281         6,509        10,484          305
Stockholders' (deficit)                 (153,794)     168,668)     (174,586)      (50,743)     (21,582)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Since inception, the Company's activity has been limited to conducting research and development of the process for extracting synthetic natural gas from oil shale. The funds used to complete this research and development were initially provided by the sale of common restricted stock from the authorized, but unissued, shares of common stock of the Company, loans made by shareholders and by the sale of limited partnership interests in Ramex Research Partners, Ltd.

It was determined after the completion of the last field project in Indiana in 1995, that it would be necessary to next go to a laboratory research arrangement to answer some of the basic questions developed as a result of the field work done by the Company. The Company has not undertaken any such laboratory research.

Instead, pursuant to the March 9, 2001 reorganization, Sportsend effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter, Sportsend issued 9,212,043 shares of post reverse split common stock to the sole shareholder of SportsSports.com, Inc. for all of the outstanding shares of common stock of SportsSports.com, Inc. (10,000 shares), which became a wholly owned subsidiary of Sportsend. The corporate headquarters of SportsSports.com, Inc. are located in Clearwater, Florida. SportsSports.com Inc. is engaged in the retail sale of sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment. At April 25, 2001, the sole business of Sportsend was the ownership and operation of SportsSports.com, Inc.

SportsSports.com, Inc. owns and operates an Internet site that offers for sale sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment on the Internet. Additionally, assuming adequate capital is raised in the next 12 months, SportsSports plans to offer outdoor and recreational items, sports related toys, sports vacation packages, and to expand into the health and fitness markets through the addition of exercise equipment, fitness videos and nutritional and dietary supplements to its product line.

Liquidity and Capital Resources:

As of January 31, 2001 and 2000 the Company's current assets were $305, and current liabilities were $21,887. Thus, there was a working capital deficiency of $21,582.

The current liabilities consist of accounts payable of $20,729 and related party payables of $1,158. Accounts payable include amounts due on judgements and various expenses that remain unpaid from the Company operations. Related party payables are amounts due Maynard Moe for salary and operating expenses paid out of pocket. The Company has no long-term debt. The Company expects to pay all amounts due.

SportsSports.com, Inc.'s working capital has been recently funded primarily by loans from Phillip Wasserman, its President (and the President of Sportsend). These loans are non interest bearing and are payable on demand. These funds were in turn obtained by Mr. Wasserman obtaining loans from certain venture capitalists. SportsSports.com, Inc.'s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. The Company estimates that it will need to raise additional funds within the next 12 months to fund SportsSports.com, Inc.'s near term planned business activities. The Company intends to conduct a private offering of its common stock to finance the business of SportsSports.com, Inc.

Results of Operations:

During the fiscal year ended January 31, 2001, the Company incurred total expenses of $64,359. These expenses were for normal daily operations of the Company, including consulting services. The Company had $9,848 of other income from the forgiveness of debt for the year ended January 31, 2001. Due to the Company's lack of revenue and assets, substantial doubt remains as to the Company's ability to continue as a going concern.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements appear on sequential pages 18 to 27 of this Annual Report on Form 10-K.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in this item is incorporated by reference from the Registrants's definitive proxy statement, filed on February 12, 2001.

ITEM 11   REMUNERATION OF DIRECTORS AND OFFICERS

Officers:

For the fiscal year ended January 31, 2001 none of the Officers of the Registrant excluding the former President had cash compensation. The only Officer who received remuneration is the former President, Mr. Maynard Moe, in the amount of $1,000 for the month of February 2000 and $3,000 per month thereafter, for a total annual disbursement of $34,000.

Directors:

The Directors of the Company received no compensation for services rendered to the Registrant during the fiscal year ended January 31, 2001 with the exception of Mr. Maynard Moe who, as former President received remuneration as listed above.

Stock Option and Compensation Bonus Plan:

At January 31, 2001, the Company's Stock Option and Compensation Bonus Plan (the "Plan") authorized 3,000,000 shares of common stock for issuance to directors, officers, key-employees, consultants and advisors who contributed materially to the success and profitability of the Company and who provided key services, consultation or advice to the Company. At January 31, 1991, there were 666,666 shares issued pursuant to the Plan. The Plan was intended to advance the interests of the Company by encouraging and enabling the directors, officers, key employees, consultants and advisors to acquire and retain a proprietary interest in the Company by ownership of its stock.

The Plan was terminated following the March 9, 2001 reorganization and to date has not been replaced.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this item is incorporated by reference from the Registrant's definitive proxy statement, filed on February 12, 2001.

ITEM 13   INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Pursuant to the Agreement and Plan of Reorganization that became effective March 9, 2001, Diane Wasserman, the wife of Phillip Wasserman and the sole shareholder of SportsSports.com, Inc., received approximately 90% of the outstanding common stock of the Registrant. Terry Dunne and Eric Moe, the son of the former President of the Company, received 100,000 shares and 250,000 shares respectively of post-split common stock. Mr. Dunne and Eric Moe assisted the Company and SportsSports in structuring the transaction, and Eric Moe assisted SportsSports in obtaining a public relations firm for the consolidated company. Additionally, pursuant to a Consulting Agreement, dated January 7, 2000, a Washington Business Trust of which Maynard M. Moe, the former President of the Company, is the sole trustee, has been paid $130,000 by SportsSports.com, Inc. Maynard Moe was required by the Reorganization Agreement to utilize a portion of that amount to satisfy the Company debts and liabilities (estimated at approximately $42,000). The Consulting Agreement provides that the remainder of the amount will be retained by Maynard Moe as a fee for facilitating "the merger between the Company and SportsSports.com, Inc. and [to] dispose of other assets or other items specified by SportsSports.com, Inc. to be disposed of [including patents]" and insure that the merger is effected in accordance with law and the Company charter and bylaws. The Company sold its current proprietary assets (including technology licenses and patents) to Maynard Moe or his assignee for $1.00. Although the Company previously viewed the technology licenses and patents as valuable, the Company had inadequate capital to complete the research and technology necessary to fully develop that technology and has not been able to attract that capital. Although it had not actively attempted to sell the technology, the Company's pre-reorganization management believes that it would have been unable to sell the technology for more than nominal consideration at that time.

Other than the foregoing, there have been no transactions or series of transactions, or proposed transactions during the last fiscal year to which the Registrant is a party in which, which any director, nominee for election as a director, executive officer or beneficial owner of five percent or more of the Registrant's common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The financial statements listed in the following index are filed as part of this Annual Report on Form 10-K:

                                                                      Sequential
                                                                         Page
Table of Contents                                                         18
Report of Independent Auditors as of January 31, 2001                     19
Balance Sheets as of January 31, 2001, 2000 and 1999                      20
Statements of Operations for the Years Ended January 31,
    2001, 2000 and 1999                                                   21
Statements Stockholders' Equity (Deficit) for the
    Years Ended January 31, 2001, 2000 and 1999                           22
Statement of Cash Flows for the Years Ended January 31,
    2001, 2000 and 1999                                                   23
Notes to Financial Statements as of January 31,
    2001, 2000 and 1999                                                   24-27

(a) (2) Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes hereto.

(a)   (3) Exhibits
Exhibits required by Item 601 of Regulation S-K are as follows:

2) Plan of acquisition, reorganization, arrangement, liquidation or succession 4.1) Articles of Incorporation of Ramex Synfuels International, Inc.
        (now known as Sportsend, Inc.) dated November 22, 1988 and filed December 8, 1988.
4.2) Articles of Merger of Domestic and Foreign Corporations, dated November
        22, 1988 and filed December 15, 1988.
4.3) Certificate of Amendment of Articles of Incorporation of Ramex
        Synfuels International, Inc. (now known as Sportsend, Inc.) dated November 3, 1994 and filed November 7, 1994.
4.4) Certificate of Amendment of Articles of Incorporation of Ramex Synfuels
        International, Inc. (now known as Sportsend, Inc.) dated March 13, 2001. 4.5) By-Laws of Ramex Synfuels International, Inc. (now known as Sportsend,
        Inc.).
21)  List of Subsidiaries of the Registrant.
23)  Consent of experts and counsel.

All other exhibits are omitted as not applicable.

(b) Forms 8-K, filed on March 23, 2001, which reported on the agreement and plan of reorganization with SportsSports.com Inc, a Florida Corporation, and on April 25, 2001, which reported on a change in independent auditors, are considered to be included herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Sportsend, Inc.
                                    Registrant

Dated:  April 26, 2001              By: /s/ Phillip R. Wasserman
        --------------              ----------------------------
                                    Phillip R. Wasserman
                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

Dated:  April 26, 2001              By: /s/ Phillip R. Wasserman
        --------------              ----------------------------
                                    Phillip R. Wasserman
                                    President and Director
                                    (Principal Financial Officer)

Dated:  April 26, 2001              By: /s/ James Pollock
        --------------              ----------------------------
                                    James Pollock
                                    Senior Vice President and Director

Dated:  April 26, 2001              By: /s/ Marilyn Maginnes
        --------------              ----------------------------
                                    Marilyn Maginnes
                                    Principle Accounting Officer


Dated:  April 26, 2001              By: /s/ Eric Colangelo
        --------------              ----------------------------
                                    Eric Colangelo
                                    Director

                                 SPORTSEND, INC.

                              FINANCIAL STATEMENTS
                                January 31, 2001


                          KIRKLAND, RUSS, MURPHY & TAPP
                          Certified Public Accountants
                      13577 FEATHER SOUND DRIVE, SUITE 400
                            CLEARWATER, FL 33762-5539
                                 (727) 572-1400





                                 SPORTSEND, INC.

                                TABLE OF CONTENTS



Independent Auditor's Reports                                      19

Balance Sheets                                                     20

Statements of Operations                                           21

Statement of Stockholders' Equity (Deficit)                        22

Statements of Cash Flows                                           23

Notes to Financial Statements                                   24-27

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Sportsend, Inc.
Clearwater, Florida

We have audited the accompanying statements of financial position of Sportsend, Inc. As of January 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportsend, Inc. as of January 31, 2001 and the results of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations has generated no revenues in the last three years, has a working capital deficit and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kirkland, Russ, Murphy & Tapp
Clearwater, FL
April 26, 2001

SPORTSEND, INC.
BALANCE SHEETS


ASSETS

                                          January 31,       January 31,       January 31,
                                             2001              2000              1999
                                          -----------       -----------       -----------
CURRENT ASSETS
  Cash                                    $       305       $    10,484       $     6,509
                                          -----------       -----------       -----------
  TOTAL ASSETS                            $       305       $    10,484       $     6,509
                                          ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                        $    20,729       $    46,969       $    62,801
  Related party payables                        1,158             4,158           118,294
  Advance from SportsSports.com                                  10,100
                                          -----------       -----------       -----------
  Total Current Liabilities                    21,887            61,227           181,095
                                          -----------       -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $.01 par
   value; 125,000,000 shares
   authorized; 28,138,765,
   28,138,765 and 16,023,465
   shares issued and
   outstanding as of
   January 31, 2001, 2000 \
   and 1999, respectively                     281,387           281,387           160,234
  Additional  paid-in  capital              4,702,074         4,618,402         4,594,929
  Accumulated  deficit                     (5,005,043)       (4,950,532)       (4,929,749)
                                          -----------       -----------       -----------
  Total Stockholders' Deficit                 (21,582)          (50,743)         (174,586)
                                          -----------       -----------       -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
                                          $       305       $    10,484       $     6,509
                                          ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements

SPORTSEND, INC.
Statements of Operations

                                         Year Ended         Year Ended         Year Ended
                                         January 31,        January 31,        January 31,
                                            2001               2000               1999
                                        ------------       ------------       ------------
REVENUE                                 $         --       $         --       $         --
                                        ------------       ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSES           64,359             20,783             22,957
                                        ------------       ------------       ------------
 LOSS FROM OPERATIONS                        (64,359)           (20,783)           (22,957)

OTHER INCOME
  Forgiveness of debt                          9,848                 --                 --
  Interest                                        --                 --                 39
                                        ------------       ------------       ------------

LOSS  BEFORE  INCOME  TAXES                  (54,511)           (20,783)           (22,918)

INCOME  TAXES                                     --                 --                 --
                                        ------------       ------------       ------------

NET LOSS                                $    (54,511)      $    (20,783)           (22,918)
                                        ============       ============       ============

BASIC AND DILUTED
 NET (LOSS) PER SHARE                          (NIL)              (NIL)              (NIL)
                                        ============       ============       ============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING              28,138,765         26,687,245         15,385,383
                                        ============       ============       ============

The accompanying notes are an integral part of these financial statements.

SPORTSEND, INC.
Statement of Stockholders' Equity (Deficit)

                              Common Stock            Additional
                        ------------------------       Paid-In        Accumulated
                          Shares         Amount        Capital          Deficit           Total
                        ----------      --------      ----------      -----------       ---------
Balance,
January 31, 1998        14,323,465       143,234       4,594,929       (4,906,831)       (168,668)
Common stock
issued for cash
at $.01 per share        1,700,000        17,000              --               --          17,000
Net loss for
the year ended
January 31, 1999                --            --              --          (22,918)        (22,918)
                        ----------      --------      ----------      -----------       ---------
Balance,
January 31, 1999        16,023,465       160,234       4,594,929       (4,929,749)       (174,586)
Common stock
issued for
accounts
payable and
related party
payables at
prices ranging
from $0.01 to
$0.03 per share         11,065,300       110,653          23,473               --         134,126
Common stock
issued for
services at
$0.01 per share             50,000           500              --               --             500
Common stock
issued for cash
at $0.01 per share       1,000,000        10,000              --               --          10,000
Net loss for
the year ended
January 31, 2000                --            --              --          (20,783)        (20,783)
                        ----------      --------      ----------      -----------       ---------
Balance,
January 31, 2000        28,138,765      $281,387      $4,618,402      $(4,950,532)      $ (50,743)
Contribution of
Additional paid-in
Capital                         --            --          83,672           83,672         (54,511)
                        ----------      --------      ----------      -----------       ---------
Net loss for the
Year ended
January 31, 2001        28,138,765      $281,387      $4,702,074      $(5,005,043)      $ (21,582)
                        ==========      ========      ==========      ===========       =========

The accompanying notes are an integral part of these financial statements.

SPORTSEND, INC.
Statements of Cash Flows For the Years


                                                 January 31,    January 31,     January 31,
                                                    2001           2000            1999
                                                  --------       ---------       --------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)                                        $(54,511)      $ (20,783)      $(22,918)
Common stock issued for services                        --             500             --
  Changes in assets and liabilities:
  Accounts payable                                 (26,240)             --         (1,494)
  Advances from SportsSports.com                   (10,100)         10,100             --
  Related  party  payables                          (3,000)          4,158         12,640
                                                  --------       ---------       --------
Net cash used by operating activities              (93,851)         (6,025)       (11,772)
                                                  --------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES                    --              --             --
                                                  --------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                     --          10,000         17,000
  Contribution to additional paid-in-capital        83,672              --             --
                                                  --------       ---------       --------

Net cash from financing activities                  83,672          10,000         17,000
                                                  --------       ---------       --------

NET INCREASE (DECREASE) IN CASH                    (10,179)          3,975          5,228

CASH AT BEGINNING OF YEAR                           10,484           6,509          1,281
                                                  --------       ---------       --------

CASH  AT  END  OF  YEAR                           $    305       $  10,484          6,509
                                                  ========       =========       ========

SUPPLEMENTAL INFORMATION:
  Interest paid                                   $     --       $      --       $     --
  Taxes paid                                      $     --       $      --       $     --

Non-cash financing activities:
  Common stock issued for services                $     --       $     500       $     --
  Common stock issued for accounts payable
    and related party payables                    $     --       $ 134,126       $     --

The accompanying notes are an integral part of these financial statements.

                                 SPORTSEND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 1  - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company's predecessor, Cache Oil Corporation, was incorporated in March 1980, under the laws of the State of Utah. In July 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Rams Horn, Inc., a Wyoming corporation, which was subsequently dissolved. In December 1980, Cache Oil merged with a wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc., a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels International, Inc. (the Company). The Company had been in the development stage prior to 1992, at which time operations ceased. Currently management is seeking new capital through formation of a strategic alliance or joint venture or the sale of the Company.

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

                                 SPORTSEND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

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

Provision for Taxes

At January 31, 2001, the Company has a net operating loss carryforward of approximately $5,000,000 that may be offset through 2016. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3  - GOING CONCERN

The Company's financial statements have been presented on a going concern basis That contemplates the realization of assets and the satisfaction of liabilities In the normal course of business. In recent years however, the Company has sustained substantial operating losses without generating any revenues. In addition, the Company has substantial liabilities and a working capital deficit of $21,582. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to mitigate this issue are summarized as follows:

Management has provided an infusion of cash through advances from officers and directors and minimized the Company's cash expenditures. Management also intends to seek new capital by forming a strategic alliance or joint venture or the sale of the company. The above actions are expected to provide funds needed to increase liquidity and implement the Company's business plans. See Notes 7 and 9.

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

                                 SPORTSEND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

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

NOTE 5  -RELATED PARTY TRANSACTIONS

As of January 31, 2001, 2000 and 1999, the Company owed $1,158, $4,158 and $118,294, respectively to officers for accrued consulting fees, advances and expenses paid on behalf of the Company. During the year ended January 31, 2000, stock was issued to related parties in payment of a majority of the related party payables. See Note 8.

NOTE 6  - ACCOUNTS PAYABLE

Accounts payable principally consists of trade payables which are several years old. During the year ended January 31, 2001 $15,428 was paid as settlements for $25,276 of delinquent balances. It appears that no efforts are being made by the remaining vendors to collect these delinquent balances, and the Company believes that collection efforts are unlikely. During the year ended January 31, 2000, stock was issued in payment of a portion of the accounts payable. See Note 8.

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


Sports Sports.Com, Inc.

During January 2000, the Company executed a plan of reorganization with Sports Sports.Com, Inc., (hereinafter "SportsSports") a Florida corporation, incorporated on September 14, 1999 doing business on the World Wide Web as Sportsend.Com. In executing the plan of reorganization, the Company is expected to have a one for thirty reverse split of its issued and outstanding common stock and pay off all currently existing liabilities. On January 27, 2000, SportsSports advanced $130,000 to a trust account that is controlled by the president of the Company for the purpose of liquidating these liabilities and paying expenses related to the plan of reorganization. At January 31, 2000, SportsSports had advanced $10,100 to the Company for the specific purpose of paying for the shareholders' proxy in regard to this plan of reorganization. After the reverse stock split and payment of liabilities, the Company intends to acquire SportsSports in a reverse merger through a stock for stock transaction. The acquisition date is expected to be set once both companies have their annual audited financial statements and the aforementioned conditions have been met. (See Note 9)

                                 SPORTSEND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 8  - COMMON STOCK

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

During the year ended January 31, 1999, the Company sold 1,700,000 shares of its common stock, respectively, at $0.01 per share, which was the fair market value of the shares on the date of issuance.

NOTE 9  - SUBSEQUENT EVENTS

The Company has executed a plan of reorganization with Sports Sports.Com, Inc. a Florida corporation, incorporated on September 14, 1999, doing business on the World Wide Web as Sportsend.Com. which was approved by the company's shareholders and became effective March 9, 2001. For accounting purposes, the acquisition has been treated as an acquisition of Sportsend, Inc. by SportsSports.com Inc. (SportsSports) and as a recapitalization of SportsSports. The Company effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. This reduced the outstanding shares from 28,138,765 to approximately 937,957 shares. Thereafter, the Company issued 9,212,043 shares of post reverse split common stock to the sole shareholder of SportsSports.com, Inc. for all the outstanding shares of common stock of SportsSports.com, Inc. (10,000 shares) which became a wholly owned subsidiary of the Company. Historical financial information and pro forma information of SportsSports is not presented, since the combination is not a business combination; it is a recapitalization.

                      AGREEMENT AND PLAN OF REORGANIZATION

         THIS AGREEMENT AND PLAN OR REORGANIZATION (this 'Agreement') is made and entered into this 22nd day of November, 1999 by and among RAMEX SYNFUELS INTERNATIONAL INC., a Nevada corporation (hereinafter referred to as "RAMX"), SPORTS SPORTS.COM, a Florida corporation (hereinafter referred to as "SE") and the shareholders of SE listed on the signature page and on Exhibit A hereto constituting all of the shareholders of SE (hereinafter referred to as the "SE Shareholders").

                                    RECITALS

         A. The SE Shareholders own all of the issued and outstanding shares of the Common Voting Stock of SE as set forth on Exhibit A hereto.

         B. RAMX is willing to acquire all of the issued and outstanding Common Voting Stock of SE, making SE a wholly-owned subsidiary of RAMX, and the SE Shareholders desire to exchange all of their shares of SE's Common Voting Stock for shares of RAMX's authorized but unissued shares of Common Voting Stock as hereinafter provided.

         C. It is the intention of the parties hereto that (I) RAMX shall acquire all of the issued and outstanding Common Voting Stock of SE in exchange solely for the number of shares in RAMX's authorized but unissued Common Voting Stock set forth below (the "Exchange") (ii) the Exchange shall qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and (iii) the Exchange shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act") and under the applicable securities laws of each state or jurisdiction where the Shareholders reside.

         NOW, THEREFORE, in consideration of the mutual covenants, agreements, representations and warranties contained in this Agreement, the parties hereto agree as follows:

         SECTION 1 - EXCHANGE OF SHARES

         1.1 EXCHANGE OF SHARES. RAMX and the SE Shareholders hereby agree that the SE Shareholders shall, on the Closing Date (as hereinafter defined), exchange all of their issued and Common Voting Stock, set forth in Exhibit A hereto (which gives effect to RAMX's 1 for 30 reverse stock split of its outstanding Common Voting Stock to be authorized by the RAMX Shareholders prior to or simultaneously with the completion of this acquisition and made effective as soon as practicable thereafter. The number of shares of Common voting Stock owned by each shareholder of SE and the number of shares of RAMX Common Voting Stock which each will be entitled to receive in the Exchange is set forth in Exhibit A hereto.

         1.2 DELIVERY OF SHARES. On the Closing Date, the SE Shareholders will deliver to RAMX the certificates representing the Shares, duly endorsed (or with executed stock powers) so as to make RAMX the sole owner thereof.
Simultaneously, RAMX will deliver certificates representing the RAMX Shares to the SE Shareholders.

         1.3 TAX-FREE REORGANIZATION. The SE Shareholders acknowledge that, in the event that Common Voting Stock of SE representing at least 80% in interest of SE is not exchanged for shares of RAMX Common Voting Stock pursuant hereto, the Exchange will not qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

         1.4 INVESTMENT INTENT. The RAMX Shares have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be resold unless the RAMX Shares are registered under the Act or an exemption from such registration is available. The SE Shareholders represent and warrant that each of them is acquiring the RAMX Shares for his, her, or its own account, for investment, and not with a view to the sale or distribution of the RAMX Shares. Each certificate representing the RAMX Shares will have a legend thereon incorporating language as follows:

         "The shares of stock represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold or otherwise transferred unless compliance with the registration provisions of such Act has been made or unless availability of an exemption from such registration had been established, or unless sold pursuant to Rule 144 of the Securities Act of 1933."

         1.5 PAYMENT AND SPINOFF. SE shall pay to RAMX the sum of $130,000 to be used to pay off all debts and any judgements. RAMX will be debt free within 14 days of delivery of this sum and shall have no liabilities at that time. RAMX shall spin off any technology-licenses and patents to an entity directed to by Maynard Moe for the consideration of $1.00 at such time as he directs.

      SECTION 2 - REPRESENTATIONS AND WARRANTIES OF SE AND SE SHAREHOLDERS

         SE and the SE Shareholders (to the best of the SE Shareholders' knowledge and belief as to SE except with respect to Sections 2.2 and 2.14 hereafter as to which the representation and warranty shall be unqualified as to each SE Shareholder's respective interest) hereby represent and warrant as follows:

         2.1 ORGANIZATION AND GOOD STANDING; OWNERSHIP OF SHARES. SE is a corporation duly organized, validity existing and in good standing under the laws of the State of Florida, and is entitled to own or lease its properties and to carry on its business as and in the place where such properties are now owned, leased or operated and such business is now conducted. SE is duly licensed or qualified and in good standing as a foreign corporation where the character of the properties owned by it or the nature of the business transacted by it make such licenses or qualifications necessary. SE does not have any subsidiaries. There are no outstanding subscriptions, rights, options, warrants or other agreements obligating either SE or the SE Shareholders to issue, sell or transfer stock or other securities of SE, except simultaneously herewith

         2.2 OWNERSHIP OF SHARES. The SE Shareholders are the owners of record and beneficially of all the shares of Common Voting Stock of SE, all of which Shares are free and clear of all rights, claims, liens and encumbrances, and which shares have not been sold, pledged, assigned or otherwise transferred except pursuant to this Agreement.

         2.3 FINANCIAL STATEMENTS, BOOKS AND RECORDS. Inasmuch as SE has been recently organized, SE has no history of operations. SE will deliver to RAMX sales records for its first quarter of operations by December 10, 1999.

         No Material Adverse Changes. Since the date of the Balance Sheet there has not been and there will not be before the date of closing:

         (i) any material adverse change in the assets, operations, condition (financial or otherwise) or prospective business of SE;

         (ii) any damages, destruction or loss materially affecting the assets, prospective business, operations or condition (financially or otherwise) of SE, whether or not covered by insurance;

         (iii)any declaration, setting aside or payment of any individual or distribution with respect to any redemption or repurchase of the SE's Common Voting Stock;

         (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage or pledge by SE of any properties or assets; or

         (v) adoption of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

         2.4 TAXES. SE has prepared and filed all appropriate federal, state and local tax returns for all periods prior to and through the date hereof for which any such returns have been required to be filed by it and has paid all taxes shown to be due by said returns or on any assessments received by it or has made adequate provision for the payment thereof.

         2.5 COMPLIANCE WITH LAWS. SE has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgements, injunctions, awards or decrees applicable to it or its business which, if not complied with, would materially and adversely affect the business of SE.

         2.6 NO BREACH. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not:

         (i) violate any provision of the Articles of Incorporation or By-Laws of SE;

         (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any contract or other agreement to which SE is a party or to which it or any of its assets or properties may be bound or subject;

         (iii)violate any order, judgement, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, SE, or upon the properties or business of SE; or

         (iv) violate any statute, law or regulation or any jurisdiction applicable to the transactions contemplated herein which could have a materially adverse effect on the business or operations of SE.

         2.7 ACTIONS AND PROCEEDINGS. There is no outstanding order, judgement, injunction, award or decree of any court, governmental or regulatory body or arbitration tribunal against or involving SE. There is no action, suit or claim or legal, administrative or arbitral proceeding or (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) pending or threatened against or involving SE or any of its properties or assets. There is no fact, event or circumstance that may give rise to any suit, action, claim, investigation or proceeding.

         2.8 BROKERS OR FINDERS. No broker's or finder's fee will be payable to SE in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions by SE or the Shareholders except as specified in paragraph 3.8 of this agreement.

         2.9 REAL ESTATE. Except as set forth on Schedule 2.10, SE neither owns real property nor is a party to any leasehold agreement.

         2.10 TANGIBLE AND INTANGIBLE ASSETS. SE has full title and interest in all machinery, equipment, furniture, leasehold improvements, fixtures, vehicles, structures, patents, licenses owned or leased or licensed by SE, any related capitalized items or other tangible or intangible property material to the business of SE (the "Tangible and Intangible Assets"). SE holds all rights, title and interest in all the Tangible and Intangible Assets owned by it on the Balance Sheet or acquired by it after the date of the Balance Sheet, free and clear of all liens, pledges, mortgages, security interests, conditional sales contracts or any other encumbrances except as set forth on Schedule 2.11.

         All of the Tangible and Intangible Assets are in good operating condition and repair and are usable in the ordinary course of business of SE and conform to all applicable laws, ordinances and governmental orders, rules and regulations relating to their construction and operation.

         2.11 LIABILITIES. SE does not have any direct or indirect indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, known or unknown, fixed or unfixed, liquidated or unliquidated, secured or unsecured, accrued or absolute, contingent or otherwise, including, without limitation, any liability on account of taxes, any other governmental charge or lawsuit (all of the foregoing collectively defined to as"Liabilities"), which were not fully, fairly and adequately reflected on the Balance Sheet. As of the Closing Date, SE will not have any Liabilities, other than Liabilities fully and fairly reflected on the Balance Sheet, except for Liabilities incurred in the ordinary course of business.

         2.12 OPERATIONS OF SE. Except as set forth on Schedule 2.13, from the date of the Balance Sheet and through the Closing Date hereof SE has not and will not have;

         (i)   incurred any indebtedness for borrowed money;

         (ii) declared or paid any dividend or declared or made any distribution of any kind to any shareholder; or made any direct or indirect redemption, retirement, purchase or other acquisition of any shares in its Common Voting Stock;

         (iii) made any loan or advance to any shareholder, officer, director, employee, consultant, agent or other representative or made any other loan or advance otherwise than in the ordinary course of business;

         (iv) except in the ordinary course of business, incurred or assumed any indebtedness or liability (whether or not currently due and payable);

         (v) disposed of any assets of SE except in the ordinary course of business;

         (vi) materially increased the annual compensation of any executive employee of SE;

         (vii) increased, terminated, amended or otherwise modified any plan for the benefit of employees of SE;

         (viii) issued any equity securities or rights to acquire such equity securities; or

         (ix) except in the ordinary course of business, entered into or modified any contract, agreement or transaction.

         2.13 CAPITALIZATION. The authorized capital stock of SE consists of 10,000 shares of Common Voting Stock of which 10,000 shares are presently issued and outstanding. Neither SE

                                      -32
nor the Shareholders has granted, issued or agreed to grant, issue or make available any warrants, options, subscription rights or any other commitments of any character relating in the issued or unissued shares of Common Voting Stock of SE.

         2.14 FULL DISCLOSURE. No representation or warranty by SE of the SE Shareholders in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished to RAMX pursuant hereto or in connection with the negotiation, execution or performance of this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to a complete and correct presentation of all material aspects of the businesses of SE.

         SECTION 3 - REPRESENTATIONS AND WEARRANTIES OF RAMX

         RAMX represents and warrants to SE and Shareholders as follows:

         3.1  ORGANIZATION AND GOOD STANDING: OWNERSHIP OF SHARES.   RAMX
is a corporation duly organized, validity existing and in good standing under the laws of the State of Nevada, and is entitled to own or lease its properties and to carry on its business as and in the place where such properties are now owned, leased or operated and such business is now conducted. The authorized Common Voting Stock of RAMX consists of 125,000,000 shares of Common Voting Stock, of which, approximately 937,957 shares will be issued and outstanding after RAMX's contemplated reverse stock split and return to treasury and cancellation of presently issued and outstanding shares. RAMX is duly licensed or qualified and in good standing as a foreign corporation where the character of the properties owned by RAMX or the nature of the business transacted by it make such licenses or qualifications necessary. RAMX does not have any subsidiaries.

         3.2 THE RAMX SHARES. The RAMX Shares to be issued to the SE Shareholders have been or will have been duly authorized by all necessary corporate and shareholder sections and, when so issued in accordance with the terms of this Agreement, will be validly issued, fully paid and non-assessable.

         3.3 FINANCIAL STATEMENTS, BOOKS AND RECORDS. There has been previously delivered to SE unaudited balance sheet of RAMX as of October 31, 1999 (the "Balance Sheet"). The Balance Sheet fairly represents the financial position of RAMX as at such date.

         3.4 NO MATERIAL ADVERSE CHANGES. Since October 31, 1999, there has not been:

         (i) any material adverse change in the assets, operations, condition (financial or otherwise) or prospective business;

         (ii) any damage, destruction or loss materially affecting the assets, prospective business, operations or condition (financial or otherwise) whether or not covered by insurance;

         (iii) any declaration, setting aside or payment of any individual or distribution with respect to any redemption or repurchase of the Common Voting Stock;

         (iv) any sale of an asset (other than in the ordinary course of business) or any mortgage or pledge by RAMX of any properties or assets; or

         (v) adoption of any pension, profit sharing, retirement, stock bonus, stock option or similar plan or arrangement.

         3.5 COMPLIANCE WITH LAWS. RAMX has complied with all federal, state, county and local laws, ordinances, regulations, inspections, orders, judgements, injunctions, awards or decrees applicable to it or its business which, if not complied with, would materially and adversely affect the business of RAMX or the trading market for the shares of RAMX's Common Voting Stock.

         3.6 NO BREACH. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not:

         (i) violate any provision of the Articles of Incorporation or By-Laws of RAMX;

         (ii) violate, conflict with or result in the breach of any of the terms of, result in a material modification of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default under, any contract or other agreement to which RAMX is a party or to which it or any of its assets or properties may be bound or subject;

         (iii) violate any order, judgement, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, RAMX, or upon the properties or business of RAMX; or

         (iv) violate any statute, law or regulation or any jurisdiction applicable to the transactions contemplated herein.

         3.7 ACTIONS AND PROCEEDINGS. There is no outstanding order, judgement, injunction, award or decree of any court, governmental or regulatory body or arbitration tribunal against or involving RAMX. There is no action, suit or claim or legal, administrative or arbitral proceeding or (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) pending or threatened against or involving RAMX or any of its properties or assets. Except as set forth on Schedule 3.7 there is no fact, event or circumstance that may give rise to any suit, action, claim, investigation or proceeding.

         3.8 BROKERS OR FINDERS. No broker's or finder's fee will be payable to RAMX in connection with the transactions contemplated by this Agreement, nor will any such fee be incurred as a result of any actions by RAMX, except one hundred thousand (100,000)post split shares to Terry Dunne and two hundred and fifty thousand (250,000) post split shares to Eric Moe.


         3.9 LIABILITIES. RAMX does not have any direct or indirect indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, known or unknown, fixed or unfixed, liquidated or unliquidated, secured or unsecured, accrued or absolute, contingent or otherwise, including, without limitation, any liability on account of taxes, any other governmental charge or lawsuit (all of the foregoing collectively defined to as "Liabilities"), which were not fully, fairly and adequately reflected on the Balance Sheet. As of the Closing Date, RAMX will not have any Liabilities, other than Liabilities fully and fairly reflected on the Balance Sheet, except for Liabilities incurred in the ordinary course of business.

         3.10 OTC BULLETIN BOARD. RAMX's shares are trades on the OTC Bulleting Board under the symbol "RAMX". RAMX is currently subject to filing periodic reports under the Securities Exchange Act of 1934.

         3.11 OPERATIONS OF RAMX. Except as set forth on Schedule 3.11, since October 31, 1999 and through the Closing Date hereof RAMX has not and will not have;

         (i)  incurred any indebtedness for borrowed money;

         (ii) declared or paid any dividend or declared or made any distribution of any kind to any shareholder; or made any direct or indirect redemption, retirement, purchase or other acquisition of any shares in its Common Voting Stock;

         (iii) made any loan or advance to any shareholder, officer, director, employee, consultant, agent or other representative or made any other loan or advance otherwise than in the ordinary course of business;

         (iv) except in the ordinary course of business, incurred or assumed any indebtedness or liability (whether or not currently due and payable);

         (v) disposed of any assets of RAMX except in the ordinary course of business; except as required by terms and conditions of this agreement.

         (vi) incurred any compensation for any executive employees of RAMX;

         (vii)adopted, increased, terminated amended or otherwise modified any plan for the benefit of employees of RAMX;

         (viii) issued any equity securities or rights to acquire such equity securities; or

         (ix) except in the ordinary course of business, entered into or modified any contract, agreement or transaction.


         3.12 AUTHORITY TO EXECUTE AND PERFORM AGREEMENTS. RAMX has the full legal right and power and all authority and approval required to enter into, execute and deliver this Agreement and to perform fully its obligations hereunder. This Agreement has been duly executed and delivered and is the valid and binding obligation of RAMX enforceable in accordance with its terms, except as may be limited by bankruptcy, moratorium, insolvency or other similar laws generally affecting the enforcement of creditors' rights. The execution and delivery of this Agreement and the consumption of the transactions contemplated hereby and the performance by RAMX of this Agreement, in accordance with its respective terms and conditions will not:

         (i) require the approval or consent of any governmental or regulatory body, the Shareholders of RAMX or the approval or consent of any other person;

         (ii) conflict with or result in any breach or violation of any of the terms and conditions of, or constitute (or with any notice or lapse of time or both would constitute) a default under, any order, judgement or decree applicable to RAMX or any instrument, contract or other agreement to which RAMX is a party or by or to which RAMX is bound or subject; or

         (iii) result in the creation of any lien or other encumbrance on the assets or properties of RAMX.

         3.13 FULL DISCLOSURE. No representation or warranty by RAMX in this Agreement or in any document or schedule to be delivered by them pursuant hereto, and no written statement, certificate or instrument furnished or to be furnished to SE or the SE Shareholders pursuant hereto or in connection with the negotiation, execution or performance of this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state any fact necessary to make any statement herein or therein not materially misleading or necessary to a complete and correct presentation of all material aspects of the businesses of RAMX. The foregoing notwithstanding, all of the aforementioned representatives and warranties are qualified to the extent that any of the companies or businesses acquired or to be acquired pursuant to SE's acquisition program may include events, conditions, or circumstances involving matters contemplated by such representations and warranties, the disclosure of which will not be made pursuant to this Agreement.

         SECTION 4 - COVENANT

         4.1 CORPORATE EXAMINATIONS AND INVESTIGATIONS. Prior to the Closing Date, the parties acknowledge that they have been entitled, through their employees and representatives, to make such investigation of the assets, business and operations, books, records and financial condition of the other as they each may reasonably require. No investigation by a party hereto shall, however, diminish or waive in any way of the representations, warranties, covenants or agreements of the other party under this Agreement.

         4.2 EXPENSES. Each party hereto agrees to pay its own costs and expenses incurred in negotiating this Agreement and consummating the transactions described herein. SE will pay all costs associated with the proxy and closing.

         4.3 FURTHER ASSURANCE. The parties shall execute such documents and other papers and take such further actions as may be reasonably required or desirable to carry out the provisions hereof and the transactions contemplated hereby. Each such party shall use its best efforts to fulfill or obtain the fulfillment of the conditions to the Closing, including, without limitation, the execution and delivery of any documents or other papers, the execution and delivery of which are necessary or appropriate to the Closing.

         4.4 CONFIDENTIALITY. In the event the transactions contemplated by this Agreement are not consummated, each of the parties hereto agree to keep confidential any information disclosed to each other in connection therewith for a period of two (2) years from the fate hereof; provided, however, such obligation shall not apply to information which:

         (i)  at the time of disclosure was public knowledge;

         (ii) after the time of disclosure becomes public knowledge (except due to the action of the receiving party); or

         (iii) the receiving party had within its possession at the time of disclosure.

         4.5 STOCK CERTIFICATES. At the Closing, the SE Shareholders shall have delivered the certificates representing the Shares duly endorsed (or with executed stock powers) so as to make RAMX the sole owner thereof. At such Closing, RAMX shall issue to the SE Shareholders the RAMX Shares as applicable.

         4.6 INVESTMENT LETTERS. The SE Shareholders shall have delivered to RAMX an "Investment Letter" agreeing that the Shares are being acquired for investment purposes only and not with the view to public resale or distribution.

         4.7 BOARD OF DIRECTORS OF RAMX. On the Closing Date, the Board of Directors of RAMX shall include _______________ and/or other persons designated by the SE Shareholders.

         4.8 ACTION BY SHAREHOLDERS OF RAMX. On or prior to the Closing Date, the Board of Directors and the shareholders of RAMX shall have approved a 30 for 1 reverse stock split of the outstanding Common Voting Stock of RAMX, including the filing of any Articles of Amendment to the Articles of Incorporation of RAMX. The shareholders shall also ratify a name change.

         SECTION 5 -  SURVIVAL OF REPRESENTATIONS AND WARRANTIES OF RAMX

         Notwithstanding any right of SE and the SE Shareholders fully to investigate the affairs of RAMX, the former shall have the right to rely fully upon the representations, warranties, covenants and agreements of RAMX contained in this Agreement or in any document delivered by RAMX or any of its representatives, in connection with the transactions contemplated by this agreement. All such representations, warranties, covenants and agreements shall survive the execution and delivery hereof and the Closing Date hereunder for twelve (12) months following the Closing. This is subject to the indemnification provisions set forth in paragraph 7.2 of section 7.

         SECTION 6 - SURVIVAL OF REPRESENTATIONS AND WARRANTIES OF SE AND THE SE SHAREHOLDERS

         Notwithstanding any right of RAMX fully to investigate the affairs of SE, RAMX has the right to rely fully upon the representations, warranties, covenants and agreements of SE and SE Shareholders contained in this Agreement or in any document delivered by SE or any of its representatives, in connection with the transactions contemplated by this Agreement. All such representations, warranties, covenant and agreements shall survive the execution and delivery hereof and the Closing Date hereunder for twelve (12) months following the Closing.

         SECTION 7 - INDEMNIFICATIONS

         7.1 OBLIGATION OF RAMX TO INDEMNIFY. Subject to the limitations on the survival of representations and warranties contained in Section 5, RAMX hereby agrees to indemnify, defend and hold harmless SE and SE Shareholders from and against any losses, liabilities, damages, deficiencies, costs or expenses (including interest, penalties and reasonable attorneys' fees and disbursements) (a "Loss") based upon, arising out of or otherwise due to any inaccuracy in or any breach of any representation, warranty, covenant or agreement of RAMX contained in this Agreement or in any document or other writing delivered pursuant to this Agreement.

         7.2 OBLIGATION OF SE AND THE SE SHAREHOLDERS TO INDEMNIFY OBLIGATION OF RAMX TO INDEMNIFY. Subject to the limitations on the survival of Representations and warranties contained in Section 6, SE and the SE Shareholders agree to indemnify, defend and hold harmless SE from and against any Loss, based upon, arising out of or otherwise due to any inaccuracy in or any breach of any representation, warranty, covenant or agreement made by any of them and contained in this Agreement or in any document or other writing delivered pursuant to his Agreement. Said indemnification shall be limited to corporate assets only and doesn't include personal assets of officers, directors and shareholders.

         SECTION 8 - THE CLOSING

         The closing shall take place simultaneously with the execution of this Agreement or at such other later time or place as may be agreed upon by the parties hereto. At the Closing, the parties shall provide each other with such documentation as may be necessary or appropriate in order to consummate the transactions contemplated hereby including evidence of due authorization of the Agreement and the transactions contemplated hereby.

         SECTION 9 - MISCELLANEOUS

         9.1 WAIVERS. The waiver of a breach of this Agreement or the failure of any party hereto to exercise any right under this Agreement shall in no event constitute waiver as to any future breach whether similar or dissimilar in nature or as to the exercise of any further rights under this Agreement.

         9.2 AMENDMENT. This Agreement may be amended or modified only by an instrument of equal formality signed by the parties or the duly authorized representatives of the respective parties.

         9.3 ASSIGNMENT. This Agreement is not assignable except by operation of law.

         9.4 NOTICES. Until otherwise specified in writing, the mailing addresses of both parties of this Agreement shall be as follows:

         Any notice or statement given under this Agreement shall be deemed to have been given if sent by registered mail addressed to the other party at the address indicated above or at such other address which shall have been furnished in writing to the addresser.

         9.5 GOVERNING LAW. This Agreement shall be construed, and the legal relations be the parties determined, in accordance with the laws of the State of Florida, thereby precluding any choice of law rules which may direct the applicable of the laws of any other jurisdiction.

         9.6 PUBLICITY. No publicity release or announcement concerning this Agreement or the transactions contemplated hereby shall be issued by either party hereto at any time from the signing hereof without advance approval in writing of the form and substance thereof by the other party.

         9.7 ENTIRE AGREEMENT. This Agreement (including the Exhibits and Schedules hereto) and the collateral agreements executed in connection with the consummation of the transactions contemplated herein contain the entire agreement among the parties with respect to the purchase and issuance of the shares and the RAMX Shares and related transactions, and supercede all prior agreements, written or oral, with respect thereto.

         9.8 HEADINGS. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

         9.9 SEVERABILITY PROVISIONS. The invalidity or unenforceability of any term, phrase, clause, paragraph, restriction, covenant, agreement or other provision of this Agreement shall in no way affect the Validity of enforcement of any other provision or any part thereof.

         9.10 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which when so executed, shall constitute an original copy hereof, but all of which together shall consider but one and the same document.

         9.11 RATIFICATION. This agreement is subject to approval by the shareholders of RAMEX.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

         SECTION 10 - POST REVERSE STOCK SPLIT ISSUE

         10.1 SHARES OUTSTANDING. Current shares of common stock outstanding in RAMX are 28,138,765.

         10.2 POST SPLIT. Post reverse 30 to 1 split there will be approximately 937,957 shares outstanding.

         10.3 SUBSEQUENT POST REVERSE SPLIT SHARES TO BE ISSUED.

         (i)  100,000 shares to Terry Dunne

         (ii) 250,000 shares to Eric Moe

         (iii) 9,212,043 issued to shareholders of SE

         10.4 SHARES OUTSTANDING POST REVERSE SPLIT AND ISSUANCE. There will be 10,500,000 shares of common stock outstanding after post reverse split and issuances of the common stock referenced above.


         SE:                        SPORTS SPORTS.COM
                                     /s/ Phil Wasserman

         Shareholders:              /s/ Diane Wasserman
                                    -------------------
                                    /s/ Diane Wasserman

         RAMX                       RAMEX SYNFUELS INTERNATIONAL, INC.

                                    /s/
                                    -----------------------------

                                    RAMEX SYNFUELS INTERNATIONAL, INC.

                                    /s/ Maynard Moe
                                    Its: President

                                    SPORTSSPORTS.COM

                                    /s/ Phil Wasserman
                                    Its: President

                                    SHAREHOLDERS

                                    /s/ Diane Wasserman
                                    -------------------
                                    /s/ Diane Wasserman