Form 10QSB
period 2001-04-30
SPORTSEND INC
filed 2001-06-22
CIK 857132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended April 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                       Commission file number 000-18081

                                SPORTSEND, INC.

                                _______________
       (Exact name of small business issuer as specified in its charter)

           Nevada                                              87-0360039
           ------                                              ----------
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                 5590 Ulmerton Road, Clearwater, Florida 33760
                 ---------------------------------------------
                   (Address of principal executive offices)

                                 727-592-0730
                                 ------------
                          (Issuer's telephone number)
                        _______________________________
  (Former name, former address and formal fiscal year, if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No _____.
          ---

There were 11,954,582 shares of the Issuer's Common Stock outstanding as of June 19, 2001.

     Transitional Small Business Disclosure Format (check one):

     Yes ___; No  X
                 ---

                                SPORTSEND, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

                                     INDEX
                                     -----


                                                                     Page Number
                                                                     -----------

PART I -  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:                           3

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                3

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                            3
     Item 2.  Changes in Securities                                        3
     Item 3.  Defaults Upon Senior Securities                              3
     Item 4.  Submission of Matters to a Vote
                of Security Holders                                        4
     Item 5.  Other Information                                            4
     Item 6.  Exhibits and Reports on Form 8-K                             4

SIGNATURES................................................................ 5

                                Sportsend, Inc.
                          Consolidated Balance Sheets

                                                                                       April 30,             January 31,
                                                                                         2001                  2001
                                                                                      (unaudited)             (audited)
                                                                                      -----------            -----------
Assets

Current Assets
        Cash                                                                          $    25,304            $    15,912
        Accounts receivable, net                                                           97,854                 66,841
        Inventory less allowance of $50,000                                               372,447                218,750
        Prepaid expenses and deposits                                                     101,417                 20,756
        Other receivables                                                                   5,950                      -
                                                                                      -----------            -----------
                Total current assets                                                      602,972                322,259

Property and equipment, net                                                                40,784                 43,385

Deposit on Corporate Shell                                                                      -                130,104
                                                                                      -----------            -----------

                Total assets                                                          $   643,756            $   495,748
                                                                                      ===========            ===========
Liabilities and Stockholders's Deficit

Current liabilities
        Accounts payable, trade                                                       $   427,282            $   586,990
        Accrued payroll                                                                    33,673                 31,793
        Customer deposits                                                                 378,848                318,392
        Advances from officers                                                            280,716                315,652
        Notes payable and lines of credit                                                 658,230                236,478
                                                                                      -----------            -----------
                Total current liabilities                                               1,778,749              1,489,305
                                                                                      -----------            -----------

Stock Payable                                                                             878,646              1,053,646
                                                                                      -----------            -----------

                Total liabilities                                                       2,657,395              2,542,951

Stockholder's defecit:
        Common stock, $0.01 par value; 25,000,000 authorized,                             110,000                 92,120
           11,000,000 and 9,212,043 issued and outstanding as of
            April 30, 2001 and January 31, 2001, respectively.
        Additional paid in capital                                                         54,896                      -
        Accumulated deficit                                                            (2,178,535)            (2,057,203)
        Stock Subscription Receivable                                                           -                (82,120)
                                                                                      -----------            -----------
                Total stockholder's deficit                                            (2,013,639)            (2,047,203)
                                                                                      -----------            -----------

                Total Liabilities and Stockholder's Deficit                           $   643,756            $   495,748
                                                                                      ===========            ===========

                               Sportsend, Inc.
                     Consolidated Statement of Operations

                                                For the three months ended
                                                  April 30,      April 30
                                                 (unaudited)    (unaudited)
                                                    2001            2000
                                                ------------    ------------
Sales, less returns and cancellations of
    $22,934, and $16,307                        $    357,275    $     78,098

Cost of sales                                        202,340          54,175
                                                ------------    ------------

    Gross profit                                     154,935          23,923

Expenses:
    Operating expenses                               266,674         205,574
    Depreciation and amortization                      2,601           1,336
                                                ------------    ------------
                                                     269,275         206,910
                                                ------------    ------------

          Operating (loss)                          (114,340)       (182,987)

Interest Expense                                       6,992            --

Net loss                                        $   (121,332)   $   (182,987)
                                                ============    ============

Basic and diluted net loss per share                   (0.01)          (0.02)
                                                ============    ============

Basic and diluted weighted average
number of common shares outstanding               11,299,078       9,212,143
                                                ============    ============

                                Sportsend, Inc.

          Consolidated Statement of Changes in Stockholder's Deficit

                                                                      Additional                       Stock
                                                Common Stock           Paid-in       Accumulated    Subscription
                                            Shares         Amount      Capital         Deficit       Receivable       Total
                                        ----------------------------------------------------------------------------------------
Balance, January 31, 2001                  9,212,043      $ 92,120            -     $ (2,057,203)    $ (82,120    $ (2,047,203)

Recapitalization and reorganization        1,287,957        12,880     (225,104)                        82,120        (130,104)

Issuance of stock payable shares             350,000         3,500      206,500                                        210,000

April 24, 2001 new shares issued             150,000         1,500       73,500                                         75,000

Net loss for period                                                                     (121,332)                     (121,332)

                                        ----------------------------------------------------------------------------------------
Balance, April 30, 2001                   11,000,000     $ 110,000    $  54,896     $ (2,178,535)    $       -    $ (2,013,639)
                                        ========================================================================================

                                 SportsEnd.com
                     Consolidated Statement of Cash Flows

                                                                                               For the Three Months Ended
                                                                                       April 30, 2001             April 30, 2000
                                                                                        (unaudited)                (unaudited)
Operating activities
     Net loss                                                                           $ (121,332)                $ (182,987)
                                                                                        ----------                 ----------
     Adjustments to reconcile net loss to net cash used
          by operating activities:
               Depreciation and amortization                                                 2,601                      1,336
               Increase in:
                    Accounts receivable                                                    (31,013)                    21,973
                    Inventory                                                             (153,697)                       147
                    Prepaids and other current assets                                      (86,611)                    (6,848)
                    Accounts payable and accrued expenses                                  (84,708)                   (18,061)
                    Accrued payroll                                                          1,880                     10,261
                    Accrued liabilities                                                     60,456                     14,796
                                                                                        ----------                 ----------
     Net cash used by operating activities                                                (412,424)                  (159,383)
                                                                                        ----------                 ----------

Investing activities
     Acquisition of equipment                                                                    -                    (28,930)
                                                                                        ----------                 ----------
     Net cash used by investing activities                                                       -                    (28,930)
                                                                                        ----------                 ----------

Financing activities
     Proceeds from short/long term borrowings                                              421,752
     Proceeds from stock agreement                                                          35,000
     Advances from officers and related parties                                             12,000                    173,317
     Payment of advances from officers and related parties                                 (46,936)                   (36,620)
                                                                                        ----------                 ----------
     Net cash provided by financing activities                                             421,816                    136,697
                                                                                        ----------                 ----------

Net increase (decrease) in cash                                                              9,392                    (51,616)

Cash at beginning of period                                                                 15,912                     45,822
                                                                                        ----------                 ----------

Cash at end of period                                                                   $   25,304                 $   (5,794)
                                                                                        ==========                 ==========

Supplemental disclosures of noncash financing activities:

  For the Three Months Ended April 30, 2001
    The Company issued 150,000 shares of common stock in lieu of payment of $75,000 of Accounts Payable.

    The company issued 350,000 shares of common stock for a reduction in stock payble of $210,000

    March9, 2001 the date of reorganization the $130,104 deposit on corporate shell was charged to additional paid in capital.

                                SPORTSEND, INC.
                  Notes to Consolidated Financial Statements
                                April 30, 2001

(1)  Background Information
     ----------------------

     (a)  Business
          --------

          Sportsend, Inc., a Nevada Corporation was originally incorporated and commenced operations as Cache Oil Corporation in March 1980 under the laws of the State of Utah. In July 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Rams Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December 1980, Cache Oil merged with a wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc. a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels International, Inc. (Ramex). Ramex changed its domicile to Nevada from Utah in December 1988. Ramex was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. Between 1989 and 1992, Ramex engaged in activities seeking venture capital for further developments, unsuccessfully. In 1993 Ramex raised funds through a private placement to have Southwest Research Institute engage in further research. The first phase of research was completed in August of 1995. No further funds were obtained to complete the research and Ramex ceased operations in 1995. On or about March 9, 2001 disposed of its oil shale gasification business and effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter, Ramex issued 9,212,043 shares of reverse split common stock to the sole shareholder of SportsSports.com, Inc. which became a wholly owned subsidiary. Effective March 13, 2001 the surviving company changed its name to Sportsend, Inc. (the Company). The Company is engaged in the retail sale of sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment.

     (b)  Going Concern

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has used substantial amounts of working capital in its operations. Further, at April 30, 2001 current liabilities exceed current assets by $1,175,777 and total liabilities exceed total assets by $2,013,639.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent on continued operations of the Company, which in turn is dependent on the Company's ability to meet its financing requirements and the success of future operations. The Company intends to improve its operations through improved sales efforts, efficiency or cost reductions. The Company's ability to raise the capital necessary to fund operating losses through debt or equity cannot be assured.

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued

(1)  Background Information - Continued
     ----------------------------------

     (c) Reverse Acquisition

         On or about March 9, 2001 Ramex Synfuels International, Inc. (Ramex), an inactive "public shell", under the terms of the November 1999 plan of reorganization effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter Ramex issued 9,212,043 shares of reverse split common stock to the sole shareholder of SportsSports.com, Inc.(SportsSports) which became a wholly owned subsidiary. As a result, the stockholder of the SportsSports now owns a majority of the shares of the Company. This business combination is accounted for as a "reverse acquisition" which in effect, treats SportsSports as though it were the acquirer rather than the acquiree. As such, the historical common stock of the Company has been retroactively restated for the stock split and exchange of shares. In connection with the acquisition SportsSports paid a non refundable deposit of approximately $130,000 used for satisfying liabilities and debts (estimated at approximately $42,000) of Ramex and $10,104 for proxy costs. A Consulting Agreement provides that the remainder of the $130,000 not used for satisfying debts be retained by Maynard Moe, the past president of Ramex as a fee for facilitating the merger between Ramex and SportsSports and disposal of other assets including patents. Effective March 13, 2001 the surviving company changed its name to Sportsend, Inc. (the Company). As a result, the stockholder of SportsSports now owns a majority of the shares of the Company.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Estimates
          ---------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary.

     (b)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SportsSports. All significant intercompany transactions have been eliminated in consolidation.

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued

     (c)  Inventory
          ---------

          Inventory is stated at the lower of cost (determined by the specific identification method) or market and consists of sports memorabilia and merchandise

     (d)  Property and Equipment
          ----------------------

          Property and Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from five to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The estimated life of computer equipment is five years and the estimated life of furniture and fixtures is five years.


     (e)  Customer Deposits
          -----------------

          Customers pay deposits or prepay for merchandise prior to shipment, due to limited additions and specialty nature of the merchandise. The Company recognizes the prepayment as a current liability.

     (f)  Sales
          -----

          Sales and related cost of sales are recognized upon the shipment of products. Products are shipped from the Company's office and vendor's place of business. Customers have the right to cancel the transaction at any time prior to shipment and return merchandise up to 30 days after shipment.

     (g)  Tax Bases
          ---------

          Deferred tax assets and liabilities are recognized for the estimate future benefits of the net operating loss carry forwards and for the estimated consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of April 30, 2001 the Company did not have any temporary differences between the financial statements carrying amounts and their respective tax bases.

                                                                     (continued)

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued

     (h)  Advertising Costs
          -----------------

          Advertising costs (except for costs associated with direct-response adverting) are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to received. Advertising expense for the period was approximately $52,000 and $10,000 for the three months ended April 30, 2000.

     (i)  Earnings (Loss) Per Share

          Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares reserved for issuance under stock subscription agreements (stock payable) are considered common stock equivalents and are included as outstanding shares.


(3)  Equipment
     ---------

     Equipment consists of the following at April 30, 2001 and January 31, 2001:

                                                      April 30,    January 31,
                                                         2001          2001
                                                      -------       -------
             Office furniture and fixtures            $ 26,188      $ 26,188
             Computer equipment                         26,468        26,468
                                                      --------      --------
                                                        52,656        52,656

             Less accumulated depreciation             (11,872)      ( 9,271)
                                                      --------      --------
                                                      $ 40,784      $ 43,385
                                                      ========      ========

(4)  Debt Obligations
     ----------------

     Notes payable consist of:

     (a) $250,000 line of credit with interest payable monthly at a rate of 100 basis points above the prime rate as published by the Wall Street Journal (9% at April 30, 2001). This agreement is collateralized by all the assets of the company. Principle is due and payable no later than September 5, 2001. Outstanding balance at April 30, 2001 is $246,497.50.

                                                                     (continued)

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued

(4)  Debt Obligations - continued
     ----------------------------

     (b) $10,000 unsecured note with interest payable quarterly at a rate of 20% per annum. Principle is due and payable on July 31, 2001.

     (c) $12,378 unsecured non interest bearing note. Principle is payable monthly at $3,095. Final payment due and payable August 24, 2001.

     (d) $58,000 unsecured note with interest accrued at the rate of 25% per annum. Principle and interest due in 3 monthly payments of $12,000 commencing May 2001 with the balance due August 2001.

     (e) $600,000 line of credit for the purpose of project and inventory financing with interest accruing at the rate of 20% per annum compounded monthly. Each loan and interest there is due no later than 12 months after the date the loan is made. Outstanding balance at April 30, 2001 is $331,354.


(5)  Lease Commitments
     -----------------

     The Company has a five year lease for its office space. The lease expiration date is February 28, 2006. Future minimum lease payments under this lease as of April 30, 2001 are:

                                     2001     $70,620
                                     2002      77,040
                                     2003      77,040
                                     2004      77,040
                               Thereafter      64,200

(6)  Stock Agreements
     ----------------

     During 1999 and in preparation for the reverse acquisition (see Note 1c), the Company received $45,000 in cash and $5,000 of inventory in exchange for its agreements to issue stock. The agreements are composed of an agreement to issue 45,000 shares of common stock at $1.00 per share in exchange for cash received and an agreement to issue 10,000 shares of common stock at $.50 per share in exchange for inventory. It is the intent of these agreements that the shares will be issued after the completion of the reverse acquisition.

                                                                     (continued)

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued


(6)  Stock Agreements - continued
     ----------------------------

        During the fiscal year-ended January 31, 2001, the Company agreed to exchange 925,000 shares of common stock with a value of $785,000 for consulting services rendered. The Company also issued 66,250 shares for a value of $66,250 in exchange for employee services rendered throughout the year. Additionally, the Company has received $105,000 in cash and $47,396 fair value of inventory in exchange for 138,332 shares and 80,000 shares, respectively.

        During the first quarter 2001, agreements were entered for 56,666 shares in exchange for $35,000 in cash.

        On March 9, 2001 the reverse acquisition was completed. April 24 2001, 350,000 of the above mentioned shares were issued and subsequent to April 30 the remaining above mentioned shares were issued.

(7)  Related Party
     -------------

        The Company has non-interest bearing, unsecured advances from a related party in the amount of approximately $59,000 in exchange for inventory.

        In addition, the President of the Company has advanced the Company approximately $470,000 to fund operations, of which $189,000 has been repaid. These advances are non-interest bearing and unsecured.

        The above amounts and terms are not necessarily indicative of those amounts that would have been agreed to by independent third parties.

(8)  Income Taxes
     ------------

        The Company has incurred a loss of approximately $2,121,000 and that may be applied against future taxable income. This loss gives rise to a deferred tax asset of $ 742,000. At this time, management believes that it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset this loss and, therefore, has established a valuation allowance in the full amount of the deferred tax asset.

                                                                     (continued)

                                SPORTSEND, INC.
            Notes to Consolidated Financial Statements - Continued


(8)  Income Taxes - continued
     ------------------------

     The loss carryforward expires on April 30, 2021. The following is a summary of the deferred tax benefit at April 30, 2001 computed at statutory rates.

         Tax benefit arising from operating loss              $ 742,000
         Less valuation allowance                               742,000
                                                              ---------

         Net deferred tax assets                              $       0
                                                              =========

                                SPORTSEND, INC
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sportsend, Inc., a Nevada Corporation was originally incorporated and commenced operations as Cache Oil Corporation in March 1980 under the laws of the State of Utah. In July 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Rams Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December 1980, Cache Oil merged with a wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc. a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels International, Inc (Ramex). Ramex changed its domicile to Nevada from Utah in December 1988. Ramex was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. Between 1989 and 1992 , Ramex engaged in activities seeking venture capital for further developments, unsuccessfully. In 1993 Ramex raised funds through a private placement to have Southwest Research Institute engage in further research. The first phase of research was completed in August of 1995. No further funds were obtained to complete the research and Ramex ceased operations in 1995. On or about March 9, 2001 Ramex disposed of its oil shale gasification business, effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter, Ramex issued 9,212,043 shares of post reverse split common stock to the sole shareholder of SportsSports.com, Inc. for all of the outstanding shares of common stock of SportsSports.com, Inc. (10,000 shares), which became a wholly owned subsidiary of the company. Effective March 13, 2001, the surviving company changed its name to Sportsend, Inc. (the Company). In March 2001 the corporate headquarters of the Company relocated to Clearwater, Florida. The sole business of the Company is now the retail sale of sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment.

  The Company owns and operates an internet site that offers for sale sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment. Additionally, assuming adequate capital is raised in the next 12 months, the Company plans to offer outdoor and recreational items, sports related toys, sports vacation packages. In addition, the Company intends to expand into the health and fitness markets offering exercise equipment, fitness videos and nutritional and dietary supplements.

                                SPORTSEND, INC
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

Liquidity and Capital Resources:
-------------------------------

As of April 30, 2001 the Company's current assets were $602,972 and current liabilities were$1,778,749. Thus, there was a working capital deficiency of $1,175,777.

The working capital has been funded primarily by loans from Phillip Wasserman, President of Sportsend, Inc. These loans are non interest bearing and are payable on demand. These funds were in turn obtained by Mr. Wasserman obtaining loans from certain venture capitalists. The Company will offer its securities to the individual holders of these notes resulting in the Company's debt to Mr. Wasserman being exchanged for equity. Although it is intended that these notes be converted into equity and the holders have indicated a desire to do so after the reorganization is completed, there is no obligation on the part of the holders to do so. If the holders elect to receive cash instead of equity, the Company will be obligated to reimburse Mr. Wasserman, on demand, the amount of $281,000 which it currently is unable to do.

The company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. The Company estimates that it will need to raise additional funds within the next 12 months to fund the company's near term planned business activities. The company intends to conduct a private offering of its common stock to finance the business.

Results of Operations
---------------------

Total revenue increased approximately $279,000 or 357% from $78,000 in the first quarter of fiscal 2001 to $357,000 in the first quarter of fiscal 2002. The increase was due to the continued development of business from existing customers, expansion of product lines and advertising. The Company entered into exclusive autograph agreements with athletes and special vintage purchase deals during the first quarter of fiscal 2002 that has increased its inventory approximately $154,000 and prepaid art contracts of $87,500. The increase in inventory and prepaid art contracts was facilitated by the Company's $600,000 line of credit entered into during the quarter specifically for this purpose.

Cost of sales increased approximately $148,000 or 273% over the same quarter in the prior year. As a percentage of revenue, cost of sales decreased 12.8% percentage points from 69.4% in the first quarter of fiscal 2001 to 56.6% in the first quarter of fiscal 2002. The decrease relates to a change in the sales mix and more accurately reflects the anticipated cost of sales percentage.

                                                                     (continued)

                                SPORTSEND, INC
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

Results of Operations - continued
---------------------------------

During the first quarter ended April 30, 2001, the Company incurred operating expenses of approximately $269,000 an increase of $62,000 or 29.7% from $207,000 incurred in the first quarter ended April 30, 2000. As a percentage of total revenue operating expenses were 75.4% and 265% for the first three months of fiscal 2002 and 2001 respectively. The majority of these expenses consisted of marketing $52,000 in the first quarter of fiscal 2002 and $10,000 in the first quarter of fiscal 2001, professional fees $33,000 in the first quarter of fiscal 2002 and $27,000 in the first quarter of fiscal 2001 and salaries of $92,000 and $120,000 for the first quarter of 2002 and 2001 respectively. Additionally in the first quarter ended April 30, 2001 there was approximately $36,000 included in operating expenses that were incurred due to the Company's public offering.

The Company incurred a loss of approximately $121,000 for the first quarter of fiscal 2002. This loss gives rise to a deferred tax asset of approximately $42,000. Due to the fact that the Company is a relatively new entity, at this time management believes that it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset this loss and therefore has established a valuation allowance for the full amount of the deferred tax asset arising from this loss carryover.


                           PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES

         On or about February 15, 2001 two stock subscription agreements were entered into in connection with a private offering being conducted by the company pursuant to an exemption from registration located in section 4(2) of the Securities Act of 1933 as amended, and Regulation D promulgated thereunder, providing for the exchange of 56,666 shares of common stock for $35,000. Stock certificates were issued subsequent to the April 30, 2001 quarter.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

                                                                     (continued)

                                SPORTSEND, INC
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5     OTHER INFORMATION

           None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8 K

a)   Exhibits

     2: Agreement and Plan of Reorganization, dated November 22, 1999 and executed January 7, 2000 by and among Ramex Synfuels International, Inc. (now known as Sportsend, Inc.), SportsSports.com and the shareholders of SportsSports.com, filed as exhibit 2 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

     3.1: Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) dated November 22, 1988 and filed December 8, 1988, filed as exhibit 4.1 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

     3.2: Articles of Merger of Domestic and Foreign Corporations, dated November 22, 1988 and filed December 15, 1988, filed as exhibit 4.2 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

     3.3: Certificate of Amendment of Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) dated November 3, 1994 and filed November 7, 1994, filed as exhibit 4.3 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

     3.4: Certificate of Amendment of Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) dated March 13, 2001, filed as exhibit 4.4 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

                                                                     (continued)

                                SPORTSEND, INC
                        QUARTERLY REPORT ON FORM 10-QSB
                                APRIL 30, 2001

a)   Exhibits - (continued)

     3.5: By-Laws of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) filed as exhibit 4.5 to the Company's Form 10-K for the year ended January 31, 2001 and incorporated herein by reference.

     All other exhibits are omitted as not applicable

b)   Reports filed on Form 8-K

     On March 23, 2001, the Company filed an 8-K which reported on an agreement and plan of reorganization with SportsSports.com Inc., a Florida corporation.

     On April 30, 2001, the Company filed an 8-K which reported on a change in independent auditors.

     On May 1, 2001, the Company filed an 8-K/A which reported on the change in independent auditors that was the subject of the April 30, 2001 8-K


                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPORTSEND, INC.

Dated: June 21, 2001                           /s/ Phillip Wasserman
                                               --------------------------------
                                                   Phillip Wasserman, President


Dated: June 21, 2001                           /s/ Marilyn Maginnes
                                               --------------------------------
                                                   Marilyn Maginnes, Controller