Form 10QSB
period 2001-07-31
SPORTSEND INC
filed 2001-10-15
CIK 857132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)

                       For  the  quarter  ended July 31, 2001

                         Commission File Number  000-18081

                                 SPORTSEND, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                          87-0360039
(State  of  Incorporation)                            (IRS Employer Ident. No.)

5590  Ulmerton  Road
Clearwater,  Florida  33760                             (727)  592-0730
(Address  of principal executive offices)       (Registrants's telephone number)

          Securities registered pursuant to Sections 12(g) of the Act:

                                 Title of Class
                                 ---------------

                              (Common Stock ($0.01)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): Yes (x) No, and (2) has been subject to such filing requirements for the past 90 days Yes (x) No.

There were 11,821,248 shares of the Issuer's Common Stock outstanding as of October 15,2001.

Transitional Small Business Disclosure Format (check one):    Yes     No (X)

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----


PART  I  -     FINANCIAL  INFORMATION

Item  1.     Consolidated  Financial  Statements                              3

Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operation                13

PART  II  -     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               15
Item  2.     Changes  in  Securities                                          15
Item  3.     Defaults  Upon  Senior  Securities                               15
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      15
Item  5.     Other  Information                                               15
Item  6.     Exhibits  and  Reports  on  Form  8-K                            16

SIGNATURES                                                                    17

Sportsend, Inc.
Consolidated  Balance  Sheets
(unaudited)
                                                   July  31,      January  31,
                                                     2001            2001
                                                --------------  --------------
Assets

Current  Assets
     Cash and cash equivalents                  $      41,752   $      15,912
     Accounts  receivable,  net                         6,886          66,841
     Inventories                                      267,190         218,750
     Prepaid  expenses  and  deposits                  71,828          20,756
     Other  receivables                                14,258             -
                                                --------------  --------------
          Total  current  assets                      401,914         322,259

Property  and equipment, net                           40,119          43,385

Deposits  on  Corporate  Shell                            -           130,104
                                                --------------  --------------
          Total  assets                         $     442,033   $     495,748
                                                ==============  ==============

Liabilities  and  Stockholders'  Deficit

Current  liabilities
     Accounts  payable                                414,398         586,990
     Accrued  expenses                                  7,483          31,793
     Customer  deposits                               101,600         318,392
     Advances from officers/related parties           429,440         315,652
     Notes  payable  and  lines  of  credit           670,918         236,478
                                                --------------  --------------
          Total  current  liabilities               1,623,839       1,489,305

Stock  Payable                                            -         1,053,646

Stockholders'  deficit:
     Common  stock                                    118,212          92,120
     Additional  paid  in  capital                    850,330             -
     Retained  earnings                            (2,150,348)     (2,057,203)
     Stock  subscription  receivable                      -           (82,120)
                                                --------------  --------------
          Total  stockholders'  deficit            (1,181,806)     (2,047,203)
                                                --------------  --------------
Total Liabilities and Stockholders' Deficit     $     442,033   $     495,748
                                                ==============  ==============

Sportsend,  Inc.
Consolidated  Statement  of Operations
 (unaudited)


                              Three  Months  Ended        Six  Months  Ended
                                   July  31,                   July  31,
                          --------------------------  -------------------------
                               2001         2000          2001         2000
                          ------------  ------------  ------------  ------------
Sales, less returns
  and cancellations       $   630,632   $   125,383   $   987,907   $   203,481
Cost  of  sales               364,507        76,178       566,847       130,206
                          ------------  ------------  ------------  ------------
     Gross  profit            266,125        49,205       421,060        73,275

Expenses:
  Operating  expenses         232,024       230,311       498,698       437,181
  Depreciation and
    amortization                2,633         2,408         5,234         3,744
                          ------------  ------------  ------------  ------------
                              234,657       232,719       503,932       440,925
                          ------------  ------------  ------------  ------------
Operating profit (loss)        31,468      (183,514)      (82,872)     (367,650)

Interest  expense              (3,281)          -         (10,273)          -
                          ------------  ------------  ------------  ------------
Net  income(loss)         $    28,187   $  (183,514)  $   (93,145)  $  (367,650)
                          ============  ============  ============  ============

Basic and diluted net
  loss per share                0.002        (0.020)       (0.010)       (0.040)
                          ============  ============  ============  ============

Basic and diluted
  weighted  average
  number  of  common
  shares  outstanding      11,641,120     9,212,143     8,886,916     9,212,143
                          ============  ============  ============  ============

Sportsend,  Inc.
Consolidated  Statements  of  Stockholders'  Deficit
(unaudited)

                      Common Stock          Additional                  Stock
                --------------------------  Paid-in       Accumulated   Subscription
                Shares        Amount        Capital       Deficit       Receivable    Total
                ------------  ------------  ------------  ------------  ------------  ------------
Balance,
  Jan.31, 2001    9,212,043   $    92,120   $         0   $(2,057,203)  $   (82,120)  $ (2,047,203)

Recapitalization
  And
  reorganization  1,287,957        12,880      (225,104)          -          82,120       (130,104)

Issuance of
  stock payable
  shares            350,000         3,500       206,500           -             -          210,000

April 24, 2001
  new  shares
  issued            150,000         1,500        73,500           -             -           75,000

June 1, 2001
  new  shares
  issued            821,248         8,212       795,434          -              -          803,646

Net loss for
  period                -              -            -        (93,145)           -          (93,145)
                ------------  ------------  ------------  ------------  ------------  ------------
Balance
  July 31, 2001   11,821,248  $   118,212   $   850,330   $(2,150,348)  $       -     $ (1,181,806)
                ============  ============  ============  ============  ============  =============

Sportsend,  Inc.
Consolidated  Statement  of  Cash  Flows
(unaudited)

                                                   For  the  Six  Months  Ended
                                                   ----------------------------
                                                   July 31, 2001  July 31, 2000
                                                   -------------  -------------
OPERATING  ACTIVITIES
     Net  loss                                     $    (93,145)  $   (367,650)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation  and  amortization                 5,234          3,744
     Increase  in:
        Accounts  receivable                             59,955        (11,817)
        Inventory                                       (48,440)         6,105
        Prepaids and other current assets               (65,330)        (7,021)
        Accounts payable and accrued expenses          (196,902)        60,646
        Accrued payroll                                     -           10,598
        Customer  deposits                             (216,792)       168,574
                                                   -------------  -------------
Net  cash  used  in  operating  activities             (555,420)      (136,821)
                                                   -------------  -------------
INVESTING  ACTIVITIES
     Acquisition  of  equipment                          (1,969)       (37,415)
     Organization  costs                                    -          (42,130)
                                                   -------------  -------------
Net  cash  used  in  investing  activities               (1,969)       (79,545)
                                                   -------------  -------------
FINANCING  ACTIVITIES
     Proceeds  from  short/long  term  borrowings       434,441            -
     Proceeds  from  stock  agreement                    35,000         10,000
     Advances from officers and related parties         315,117        242,817
     Payment of advances from officers and
        related  parties                               (201,329)       (71,153)
                                                   -------------  -------------
Net  cash  provided  by  financing  activities          583,229        181,664
                                                   -------------  -------------

NET  INCREASE  (DECREASE)  IN  CASH                      25,840        (34,702)

CASH  AT  BEGINNING  OF  PERIOD                          15,912         45,822
                                                   -------------  -------------
CASH  AT  END  OF  PERIOD                          $     41,752   $     11,120
                                                   =============  =============

SUPPLEMENTAL  DISCLOSURES  OF  NONCASH  FINANCING  ACTIVITIES:

     For  the  Six  Months  Ended  July  31,  2001:

     The Company issued 150,000 shares of common stock in lieu of payment of $75,000 of Accounts Payable.

     The Company issued 350,000 shares of comon stock for a reduction in stock payable of $210,000.

     On the date of reorganization of March 9, 2001, the $130,104 deposit on corporate shell was charged to Additional Paid in Capital.

     On June 1, 2001, the Company issued 821,248 shares of common stock for a reduction in stock payable of $803,646.

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

(1)  BACKGROUND  INFORMATION

(A)  BUSINESS

Sportsend, Inc., a Nevada Corporation was originally incorporated and commenced operations as Cache Oil Corporation in March 1980 under the laws of the State of Utah. In July 1980, Cache Oil Corporation purchased, in a business combination, all of the outstanding common stock of Rams Horn, Inc., a Wyoming corporation which was subsequently dissolved. In December 1980, Cache Oil merged with a wholly owned subsidiary of Rams Horn, Inc., Ramex Synthetic Fuels International, Inc. a Utah corporation, at which time the name of the surviving Utah corporation was changed to Ramex Synfuels International, Inc. (Ramex). Ramex changed its domicile to Nevada from Utah in December 1988. Ramex was organized for the purpose of developing and extracting of oil, gas, and other energy sources from oil bearing shale. Between 1989 and 1992 , Ramex engaged in activities seeking venture capital for further developments, unsuccessfully. In 1993 Ramex raised funds through a private placement to have Southwest Research Institute engage in further research. The first phase of research was completed in August of 1995. No further funds were obtained to complete the research and Ramex ceased operations in 1995. On or about March 9, 2001 Ramex disposed of its oil shale gasification business and effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter, Ramex issued 9,212,043 shares of reverse split common stock to the sole shareholder of SportsSports.com, Inc. which became a wholly owned subsidiary. Effective March 13, 2001 the surviving company changed its name to Sportsend, Inc. (the
Company). The Company is engaged in the retail sale of sports collectibles and memorabilia, clothing, sports merchandise, and sporting equipment.

(B)  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has used substantial amounts of working capital in its operations. Further, at July 31, 2001 current liabilities exceed current assets by $1,221,925 and total liabilities exceed total assets by $1,181,806.

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

(C)  REVERSE  ACQUISITION

On or about March 9, 2001 Ramex Synfuels International, Inc. (Ramex), an inactive "public shell", under the terms of the November 1999 plan of reorganization effected a reverse stock split of its existing outstanding common stock on a one for thirty basis. Thereafter Ramex issued 9,212,043 shares of reverse split common stock to the sole shareholder of SportsSports.com, Inc.(SportsSports) which became a wholly owned subsidiary. As a result, the stockholder of the SportsSports now owns a majority of the shares of the Company. This business combination is accounted for as a "reverse acquisition" which in effect, treats SportsSports as though it were the acquirer rather than

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

(1)  BACKGROUND  INFORMATION (Continued)

(C)  REVERSE  ACQUISITION (Continued)

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

(A)  ESTIMATES

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

(C)  CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes cash deposited in financial institutions and cash on hand.

(D)     INVENTORY

Inventory is stated at the lower of cost (determined by the specific identification method) or market and consists of sports memorabilia and merchandise

(E)  PROPERTY  AND  EQUIPMENT

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

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

(F)  CUSTOMER  DEPOSITS

     Customers pay deposits or prepay for merchandise prior to shipment, due to limited additions and specialty nature of the merchandise. The Company recognizes the prepayment as a current liability.

(G)  SALES

     Sales and related cost of sales are recognized upon the shipment of products. Products are shipped from the Company's office and vendor's place of business. Customers have the right to cancel the transaction at any time prior to shipment and return merchandise up to 30 days after shipment.

(H)  TAX  BASES

     Deferred tax assets and liabilities are recognized for the estimated future benefits of the net operating loss carry forwards and for the estimated consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of July 31, 2001 the Company did not have any temporary differences between the financial statements carrying amounts and their respective tax bases.

(I)  ADVERTISING  COSTS

     Advertising costs (except for costs associated with direct-response adverting) are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to received. Advertising expense for the period was approximately $83,000 and $0 for the three months ended July 31, 2001 and 2000, respectively.

(J)  EARNINGS  (LOSS)  PER  SHARE

Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares reserved for issuance under stock subscription agreements (stock payable) are considered common stock equivalents and are included as outstanding shares.

(K)  RECLASSIFICATION

Certain amounts in the January 31, 2001 consolidated financial statements have been reclassified to conform to the July 31, 2001 presentation.

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


(3)  EQUIPMENT


     Equipment  consists of the following at July 31, 2001 and January 31, 2001:

                                             July  31,        January 31,
                                               2001               2001
                                            ------------     ------------
Office  furniture  and  fixtures            $    26,188      $    26,188
Computer  equipment                              28,437           26,468
                                            ------------     ------------
                                                 54,625           52,656

Less  accumulated  depreciation                 (14,506)          (9,271)
                                            ------------     ------------
                                            $    40,119      $    43,385
                                            ============     ============

(4)  DEBT  OBLIGATIONS

     Notes  payable  consist  of:

      (a) $250,000 line of credit with interest payable monthly at a rate of 100 basis points above the prime rate as published by the Wall Street Journal (6% at July 31, 2001). This agreement is collateralized by all the assets of the company. Principle is due and payable no later than September 5, 2001. Outstanding balance at July 31, 2001 is $246,498.

       (b)  $10,000  unsecured note with interest payable quarterly at a rate of
20%  per  annum.        Principle  was  due  and  payable  on  July  31,  2001.

       (c)  $12,378  unsecured  non  interest bearing note. Principle is payable
monthly  at  $3,095.      Final  payment  due  and  payable  August  24,  2001.

       (d)  $58,000  unsecured note with interest accrued at the rate of 25% per
annum.  Principle and   interest due in 3 monthly payments of $12,000 commencing
May  2001  with  the  balance  due  August  2001.

       (e) $600,000 line of credit for the purpose of project and inventory financing with interest accruing at the rate of 20% per annum compounded monthly. Each loan and interest there is due no later than 12 months after the date the loan is made. Outstanding balance at July 31, 2001 is $414,421.

       (f) $50,000 unsecured non interest bearing note. Principle is payable on demand.

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

(5)  LEASE  COMMITMENTS

      The Company has a five year lease for its office space. The lease expiration date is February 28, 2006. Future minimum lease payments under this lease as of July 31, 2001 are:

                      2001     $44,940
                      2002      77,040
                      2003      77,040
                      2004      77,040
                      2005      64,200
                Thereafter     $    -

(6)  STOCK  AGREEMENTS

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

     On March 9, 2001 the reverse acquisition was completed. On April 24 2001, 350,000 of the above mentioned shares were issued and on June 1, 2001 the remaining shares were issued.

(7)  RELATED  PARTY

     The Company has non-interest bearing, unsecured advances from a related party in the amount of approximately $59,000 in exchange for inventory.

     In addition, the President of the Company has advanced the Company approximately $618,440 to fund operations, of which $189,000 has been repaid. These advances are non-interest bearing and unsecured.

     The above amounts and terms are not necessarily indicative of those amounts that would have been agreed to by independent third parties.

                                  SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

(8)  INCOME  TAXES

     The provisions for income tax benefit (expense) for the six months ended July 31, 2001 and July 31, 2000, respectively, were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the six months ended July 31, 2001 and 2000, respectively, based on the Company's reported losses in year ended January 31, 2001 and for six months ended July 31, 2001.

     The  Company  has  incurred  a taxable loss of approximately $2,000,000 and
that may be applied       against future taxable income. This loss gives rise to
a  deferred  tax  asset of  $ 730,000.  At this       time,  management believes
that it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset this loss and,
therefore,  has            established  a valuation allowance in the full amount
of  the  deferred  tax  asset.

     The loss carryforward expires on April 15, 2016. The following is a summary of the deferred tax benefit at July 31, 2001 computed at statutory rates.

Tax  benefit  arising  from  operating  loss   $  730,000
Less  valuation  allowance                        730,000
                                               -----------
Net  deferred  tax  assets                     $        0
                                               ===========

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001


ITEM  2    -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's January 31, 2001 financial statements states that "the Company has suffered recurring losses from operations, has generated no revenue in the last three years, has a working capital deficit and substantial liabilities raise substantial doubt about the Company's ability to continue as a going concern."

     Set forth below for the periods indicated, is selected unaudited information ( as stated in dollars, except percentages).

                              Three  Months  Ended        Six  Months  Ended
                                   July  31,                   July  31,
                          --------------------------  -------------------------
                               2001         2000          2001         2000
                          ------------  ------------  ------------  ------------
Revenue:
  Sales                   $   628,632   $   125,383   $   987,907   $   203,481
  Total  Revenue              628,632       125,383       987,907       203,481

Expenses:
  Cost  of  sales             362,963        76,178       566,847       130,206
  Operating  expenses         231,074        230,311      498,698       437,181

Gross  profit  ratio               42%           39%           43%           36%

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

     Revenue Earned. Revenue earned increased approximately $503,200 to $628,632 for the three months ended July 31, 2001 from $125,383 for the comparable period in 2000, an increase of approximately 501%. The increase in revenue earned was primarily due to the continued development of business from existing customers, expansion of product lines and increases in advertising through media and the internet. The Company entered into exclusive autograph agreements with professional athletes and special vintage purchase deals during the three months ended July 31, 2001 that has increased the inventory approximately $48,000 and increased prepaid art contracts by $51,000. The increase in inventory and prepaid art contracts was facilitated by the Company's acquisition of the $600,000 line of credit in the first quarter of fiscal year 2002.

     Cost of Sales. Cost of sales increased approximately $287,000 or 478 % from $76,178 to $362,963 for the three months ended July 31, 2000 and 2001, respectively. The increase was due principally to the increase in inventory buildup and an increase in sales. Cost of sales as a percentage of revenue earned, increased from 39 % to 42% for the three months ended July 31, 2000 and 2001, respectively. The increase in cost of sales ratio was primarily a result of a change in the sales mix of the Company as discussed above and a increase in the estimate of the accounts receivable allowance for doubtful accounts and an increase in the inventory valuation allowance.

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001

     Operating Expenses. Operating expenses increased $1,713 to $232,024 for the three months ended July 31, 2001 from $230,311 for the comparable period in the prior year. The increase in operating expenses was primarily due to the increase in marketing expenses of approximately $54,000 from $28,722 for the three months ended July 31, 2000 to $82,762 for the three months ended July 31, 2001 and the incurrence of approximately $36,000 in costs from the Company's public offering.

SIX  MONTHS  ENDED  JULY  31,  2001  COMPARED  TO SIX MONTHS ENDED JULY 31, 2001

     Revenue Earned. Revenue earned increased $784,426 to $987,907 for the six months ended July 31, 2001 from $ 203,481 for the comparable period in 2000, an increase of 386%. The increase in revenue earned was primarily due to the continued development of business from existing customers, expansion of product lines and increases in advertising through media and the internet. The Company entered into exclusive autograph agreements with professional athletes and special vintage purchase deals during the first six months of fiscal year 2002 that has increased the inventory by approximately $100,000 and increased art contracts by approximately $51,000.

     Cost of Sales. Cost of sales increased approximately $437,000 or 259 % from $130,206 to $566,847 for the six months ended July 31, 2000 and July 31, 2001, respectively. Cost of sales as a percentage of revenue earned, increased from 36 % to 43 % for the six months ended July 31, 2001 and 2000, respectively. The increase in cost of sales ratio was primarily a result of a change in the sales mix of the Company and an increase in the estimate of the accounts receivable allowance and an increase in the inventory valuation allowance.

     Operating Expenses. Operating expenses increased approximately $62,000 to $498,698 for the six months ended July 31, 2001 from $437,181 for the comparable period in the prior year. The increase in operating expenses was primarily due to the increase in marketing expenses of approximately $83,000 from $38,000 for the six months ended July 31, 2000 and the incurrence of approximately $36,000 in costs from the Company's public offering.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash Flows. For the six months ended July 31, 2001, operating activities utilized approximately $555,000 of cash. The net loss adjusted for non - cash items such as depreciation and amortization used $88,000 of cash. The net increase in operating assets utilized $54,000 in cash. The decrease in net operating liabilities used $414,000 of cash. Financing activities provided $583,000 of cash primarily from proceeds of notes payable and advances from officers.

     The working capital has been funded primarily by loans from Phillip Wasserman, President of Sportsend, Inc. The funds received are from loans that are non interest bearing and are payable on demand.

     The Company's capital requirements have been and continue to be significant and for the six months ended July 31, 2001 its cash requirements have been exceeding its cash flow form operations. The Company estimates that it will need to raise additional funds within the next nine months to fund the Company's planned business activities. The Company intends on conducting a private offering of its common stock to finance planned business activities.

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001

ITEM  3  -  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

Inflation

     The Company believes that market advertising and evaluation of product base will assist the Company in mitigating the effects of inflation.


Interest  Rate  Risk

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows for fiscal year 2002. However, there can be no assurances that interest rates will not significantly change the remainder of 2002.




PART  II
OTHER  INFORMATION

ITEM  1  -LEGAL  PROCEEDINGS

     None

ITEM  2  -  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On or about February 15, 2001, two stock subscription agreements were entered into in connection with private offering being conducted by the Company pursuant to an exemption from registration located in Section 4(2) of the Securities Act of 1933 as amended, and Regulation D promulgated thereunder providing for the exchange of 56,666 shares of common stock for $35,000. Stock certificates were issued in the six months ended July 31, 2001. 812,248 shares of common stock were issued on June 1, 2001 for a reduction in stock payable of $803,646.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM  5  -  OTHER  INFORMATION

     Not  Applicable

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8K

Exhibits

2: Agreement and Plan of Organization, dated November 22, 1999 and executed H|January 7, 2000 by and among Ramex Synfuels International, Inc.(now known as Sportsend, Inc.), SportsSports.com and the shareholders of SportsSports.com, filed as exhibit 2 to the Company's Form 10K for the year ended January 31, 2001 and incorporated by reference.

3.1: Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) Dated November 22, 1988 and filed December 8, 1988, filed as exhibit 4.1 to the company's Form 10K for the year ended January 31, 2001 and incorporated herein by reference.

3.2: Articles of Merger of Domestic and Foreign Corporations, dated November 22, 1988 and filed December 15, 1988, filed as exhibit 4.2 to the Company's Form 10K for the year ended January 31, 2001 and incorporated herein by reference.

3.3: Certificate of Amendment of Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) dated November 3, 1994 and filed November 7, 1994, filed as exhibit 4.3 to the Company's Form 10K for the year ended January 31, 2001 and incorporated herein by reference.

3.4: Certificate of Amendment of Articles of Incorporation of Ramex Synfuels International, Inc. (now known as Sportsend, Inc.) dated March 13, 2001, filed as exhibit 4.4 to the Company's Form 10K for the year ended January 31, 2001 and incorporated herein by reference.

3.5:     By-Laws of Ramex Synfuels International, Inc. ( now known as Sportsend,
Inc.) filed as Exhibit 4.5 of the Company's Form 10K for the year ended January 31, 2001 and incorporated herein by reference.

All  other  exhibits  are  omitted  as  not  applicable.

2)     Reports  on  Form  8-K

On March 23, 2001, the Company filed an 8-K which reported on an agreement and plan of reorganization with SportsSports.com, Inc., a Florida corporation.

On April 30, 2001, the Company filed an 8-K which reported on a change in independent auditors.

On May 1, 2001, the company filed an 8-K/A which reported on the change in independent auditors that was the subject of the April 30, 2001 8-K.

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

     SPORTEND,  INC.

Dated:  October  15,  2001                      /s/ Phillip Wasserman
                                                ------------------------------
                                                Phillip  Wasserman,  President

Dated:  October  15,  2001                      /s/  Linda  Johnson
                                                -----------------------------
                                                Linda  Johnson,  Secretary