Form 10QSB
period 2001-10-31
SPORTSEND INC
filed 2002-01-16
CIK 857132

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Revised)

                    For  the  quarter  ended  October 31, 2001
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

                                 Title of Class
                                 ---------------

                              (Common Stock ($0.01)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): Yes (x) No ( ) and (2) has been subject to such filing requirements for the past 90 days Yes (x) No ( )

There were 11,821,248 shares of the Issuer's Common Stock outstanding as of January 3, 2002.

Transitional  Small Business Disclosure Format (check  one):   Yes ( ) No (x)

                                SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001


                                      INDEX


                                                                            Page

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Consolidated  Financial  Statements                               3

Item  2.    Management's Discussion and Analysis of Financial
            Condition  and  Results  of  Operations                          13

PART  II  -     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              15
Item  2.     Changes  in  Securities                                         15
Item  3.     Defaults  Upon  Senior  Securities                              15
Item  4.     Submission  of  Matters  to  a Vote of Security Holders         15
Item  5.     Other  Information                                              15
Item  6.     Exhibits  and  Reports  on  Form  8-K                           18

SIGNATURES                                                                   17

                                SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Consolidated  Financial  Statements

Sportsend,  Inc.
Consolidated  Balance  Sheets
(unaudited)

                                                  October  31,      January  31,
                                                      2001            2001
                                                 --------------  --------------
Assets

Current  Assets
  Cash  and  cash  equivalents                   $      11,747   $      15,912
  Accounts  receivable,  net                             6,886          66,841
  Inventories                                          240,419         218,750
  Prepaid  expenses  and  deposits                      76,828          20,756
  Other  receivables                                    16,414             -
                                                 --------------  --------------
          Total  current  assets                       352,294         322,259

Property  and equipment, net                            37,485          43,385

Deposits  on  Corporate  Shell                             -           130,104
                                                 --------------  --------------
          Total  assets                          $     389,779   $     495,748
                                                 ==============  ==============

Liabilities  and  Stockholders's  Deficit

Current  liabilities
  Accounts  payable                                    410,819         586,990
  Accrued  expenses                                      7,483          31,793
  Customer  deposits                                   101,601         318,392
  Advances  from  officers/related  parties            419,078         315,652
  Notes  payable  and  lines  of  credit               663,418         236,478
                                                 --------------  --------------
          Total  current  liabilities                1,602,399       1,489,305

Stock  Payable                                             -         1,053,646

Stockholders'  deficit:
  Common  stock                                        118,212          92,120
  Additional  paid  in  capital                        850,330             -
  Retained  earnings                                (2,181,162)     (2,057,203)
  Stock  subscription  receivable                          -           (82,120)
                                                 --------------  --------------
          Total  stockholders'  deficit             (1,212,620)     (2,047,203)
                                                 --------------  --------------

Total Liabilities and Stockholders' Deficit      $     389,779   $     495,748
                                                 ==============  ==============

Sportsend,  Inc.
Consolidated  Statement  of  Operations
(unaudited)

                                   Three  Months  Ended         Nine  Months  Ended
                                        October  31,                 October  31,
                               ----------------------------  ----------------------------
                                    2001          2000            2001           2000
                               -------------  -------------  -------------  -------------
Sales, less returns and
  cancellations                $    247,794   $    232,681   $  1,235,701   $    436,162

Cost  of  sales                     135,136        136,529        701,983        266,735
                               -------------  -------------  -------------  -------------

Gross  profit                       112,658         96,152        533,718        169,427

Expenses:
  Operating  expenses               135,173        430,347        633,871        867,528
  Depreciation and amortization       2,634          2,485          7,868          6,229
                               -------------  -------------  -------------  -------------
                                    137,807        432,832        641,739        873,757
                               -------------  -------------  -------------  -------------
Operating  profit  (loss)           (25,149)      (336,680)      (108,021)      (704,330)

Interest  expense                    (5,665)        (1,389)       (15,938)        (1,389)
                               -------------  -------------  -------------  -------------

Net  income(loss)              $    (30,814)  $   (338,069)  $   (123,959)  $   (705,719)
                               =============  =============  =============  =============

Basic and diluted net loss
  per  share                          (0.00)         (0.04)         (0.01)         (0.08)
                               =============  =============  =============  =============

Basic and diluted weighted
  Average number of common
  shares  outstanding            11,735,095      9,212,143      9,865,027      9,212,143
                               =============  =============  =============  =============

Sportsend,  Inc.
Consolidated  Statements  of  Stockholder's  Deficit
(unaudited)

                          Common Stock       Additional               Stock
                     ----------------------  Paid-in     Accumulated  Subscription
                     Shares      Amount      Capital     Deficit      Receivable    Total
                     ----------  ----------  ----------  -----------  ------------  -----------
Balance,
 January 31, 2001     9,212,043  $  92,120           0   (2,057,203)      (82,120)  (2,047,203)

Recapitalization and
  reorganization      1,287,957     12,880    (225,104)         -          82,120     (130,104)

Issuance of stock
  payable shares        350,000      3,500     206,500          -             -        210,000

April 24, 2001 new
  shares  issued        150,000       1,500     73,500          -             -         75,000

June 1, 2001 new
  shares  issued        821,248       8,212    795,434          -             -        803,646

Net loss for period         -           -          -       (123,959)          -       (123,959)
                     ----------  ----------  ----------  -----------  ------------  -----------

Balance,
  October 31, 2001   11,821,248  $ 118,212     850,330   (2,181,162)          -     (1,212,620)
                     ==========  ==========  ==========  ===========  ============  ===========

SportsEnd,  Inc.
Consolidated  Statement  of  Cash  Flows
(unaudited)

                                                For  the  Nine  Months  Ended
                                             ----------------------------------
                                             October 31, 2001  October 31, 2000
                                             ----------------  ----------------
OPERATING  ACTIVITIES
  Net  loss                                  $      (123,959)  $      (705,719)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation  and  amortization                    7,869             6,229
    Increase (decrease) in:
      Accounts  receivable                            59,955           (47,341)
      Inventory                                      (21,669)         (131,848)
      Prepaids and other current assets              (72,486)          (21,133)
      Accounts payable and accrued expenses         (200,481)          269,466
      Accrued  payroll                                   -               6,514
      Customer  deposits                            (216,791)          285,702
                                             ----------------  ----------------
Net cash used in operating activities               (567,562)         (338,130)
                                             ----------------  ----------------
INVESTING  ACTIVITIES
  Acquisition  of  equipment                          (1,969)          (35,219)
  Organization  costs                                    -             (65,658)
                                             ----------------  ----------------
Net cash used in investing activities                 (1,969)         (100,877)
                                             ----------------  ----------------
FINANCING  ACTIVITIES
  Proceeds from short/long term borrowings           434,440           175,500
  Payment of short/long term borrowings               (7,500)              -
  Proceeds from stock agreement                       35,000            10,000
  Advances from officers and related parties         315,117           280,179
  Payment of advances from officers and
    related  parties                                (211,691)          (71,153)
                                             ----------------  ----------------
Net cash provided by financing activities            565,366           394,526
                                             ----------------  ----------------
NET  INCREASE  (DECREASE)  IN  CASH                   (4,165)          (44,481)
CASH  AT  BEGINNING  OF  PERIOD                       15,912            45,822
                                             ----------------  ----------------
CASH  AT END OF PERIOD                       $       11,747    $         1,341
                                             ================  ================

SUPPLEMENTAL  DISCLOSURES  OF  NONCASH  FINANCING  ACTIVITIES:

For  the  Nine  Months  Ended  October  31,  2001:

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

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

(B)  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has used substantial amounts of working capital in its operations. Further, at October 31, 2001 current liabilities exceed current assets by $1,250,105 and total liabilities exceed total assets by $1,212,620.

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

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


(1)  BACKGROUND INFORMATION - CONTINUED

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

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

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

(H)  TAX  BASES

     Deferred tax assets and liabilities are recognized for the estimated future benefits of the net operating loss carry forwards and for the estimated consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of October 31, 2001 the Company did not have any temporary differences between the financial statements carrying amounts and their respective tax bases.

(I)  ADVERTISING  COSTS

     Advertising costs (except for costs associated with direct-response adverting) are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to received. Advertising expense for the period was approximately $37,789 and $143,343 for the three months ended October 31, 2001 and 2000, respectively.

(J)  EARNINGS  (LOSS)  PER  SHARE

     Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Shares reserved for issuance under stock subscription agreements (stock payable) are considered common stock equivalents and are included as outstanding shares.

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

(K)  RECLASSIFICATION

Certain amounts in the October 31, 2001 consolidated financial statements have been reclassified to conform to the January 31, 2001 presentation.

(3)  EQUIPMENT

Equipment consists of the following at October 31, 2001 and January 31, 2001:

                                             October 31,    January 31,
                                                 2001          2001
                                             -----------    -----------
Office  furniture  and  fixtures             $   26,188     $   26,188
Computer  equipment                              28,437         26,468
                                             -----------    -----------
                                                 54,625         52,656
Less  accumulated  depreciation                 (17,140)        (9,271)
                                             -----------    -----------
                                             $   37,485     $   43,385
                                             ===========    ===========

(4)  DEBT  OBLIGATIONS

Notes  payable  consist  of:

(a) $250,000 line of credit with interest payable monthly at a rate of 100 basis points above the prime rate as published by the Wall Street Journal (6% at October 31, 2001). This agreement is collateralized by all the assets of the company. Principle that was due and payable on September 5, 2001 was not paid and line of credit was renewed on September 5, 2001 and is payable and due on September 5, 2002. The outstanding balance at October 31, 2001 is $246,498.

(b) $10,000 unsecured note with interest payable quarterly at a rate of 20% per annum. Principle was originally due and payable on July 31, 2001. The note was not paid on July 31, 2001 and the unsecured note is payable on demand.

(c) $12,378 unsecured non interest bearing note. Principle is payable monthly at $3,095. Final payment that was originally due and payable August 24, 2001 was not paid and the final payment is payable on demand. Outstanding balance at October 31, 2001 is $1,138.

(d) $58,000 unsecured note with interest accrued at the rate of 25% per annum. Principle and interest due in 3 monthly payments of $12,000 commencing May 2001 with the balance due August 2001. None of the monthly payments have been made and the unsecured note is payable on demand.

(e) $600,000 line of credit for the purpose of project and inventory financing with interest accruing at the rate of 20% per annum compounded monthly. Each loan and interest there is due no later than 12 months after the date the loan is made. Outstanding balance at October 31, 2001 is $406,921.

(f) $50,000 unsecured non interest bearing note. Principle is payable on demand.

(g) $309,940 unsecured non interest bearing note payable to officer. Principal is payable on demand.

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

(5)  LEASE  COMMITMENTS

The Company has a five year lease for its office space. The lease expiration date is February 28, 2006. The originally agreed upon lease terms are under negotiation and are subject to change. The Company expects that the terms will change significantly by year ended January 31, 2002. Future minimum lease payments under this lease as of October 31, 2001 are:

                    2001     $25,680
                    2002      77,040
                    2003      77,040
                    2004      77,040
                    2005      64,200

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

During the fiscal year ended January 31, 2001, the Company agreed to exchange 925,000 shares of common stock with a value of $785,000 for consulting services rendered. The Company also issued 66,250 shares for a value of $66,250 in exchange for employee services rendered throughout the year. Additionally, the Company has received $105,000 in cash and $47,396 fair value of inventory in exchange for 138,332 shares and 80,000 shares, respectively.

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

In addition, the President of the Company has advanced the Company approximately
$618,440  to  fund  operations,  of  which  $199,362   has  been  repaid.  These
advances  are non-interest bearing  and  unsecured.

The above amounts and terms are not necessarily indicative of those amounts that would have been agreed to by independent third parties.

                                 SPORTSEND, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

(8)  INCOME  TAXES

The provisions for income tax benefit (expense) for the nine months ended October 31, 2001 and October 31, 2000, respectively, were calculated through the use of the estimated annual income tax rates based on projected annualized income (loss). The Company estimated an effective tax rate of 0% during the nine months ended October 31, 2001 and 2000, respectively, based on the Company's reported losses in year ended January 31, 2001 and for nine months ended October 31, 2001.

The Company has incurred a taxable loss of approximately $2,200,000 and that may be applied against future taxable income. This loss gives rise to a deferred tax asset of $760,000. At this time, management believes that it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset this loss and, therefore, has established a valuation allowance in the full amount of the deferred tax asset.

The loss carryforward expires on April 15, 2016. The following is a summary of the deferred tax benefit at October 31, 2001 computed at statutory rates.

Tax  benefit  arising  from  operating  loss          $  760,000
Less  valuation  allowance                               760,000
                                                      -----------
Net  deferred  tax  assets                            $        0
                                                      ===========

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

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

    Set forth below for the periods indicated, is selected unaudited information (as stated in dollars, except percentages).

                           Three  Months  Ended          Nine  Months  Ended
                                October  31,                October  31,
                         --------------------------  --------------------------
                             2001          2000          2001          2000
                         ------------  ------------  ------------  ------------
Revenue:
Sales                    $   247,794   $   232,681   $ 1,235,701   $   436,162
Total  Revenue               247,794       232,681     1,235,701       436,162
Expenses:
Cost  of  sales              135,136       136,529       701,983       266,735
Operating  expenses          135,173       430,347       633,871       867'528

Gross  profit  ratio              45%           41%           43%           39%

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

     Revenue Earned. Revenue earned increased approximately $15,000 to $247,794 for the three months ended October 31, 2001 from $232,681 for the comparable period in 2000, an increase of approximately 6%. The increase in revenue earned was primarily due to the continued development of business from existing customers, expansion of product lines and increases in advertising through media and the internet.

     Cost of Sales. Cost of sales decreased approximately $1,000 or 1% from $136,529 to $135,136 for the three months ended October 31, 2000 and 2001, respectively. The decrease was due principally to the decrease in inventory buildup. Cost of sales as a percentage of revenue earned, increased from 41% to 45% for the three months ended October 31, 2000 and 2001, respectively. The increase in cost of sales ratio was primarily a result of a change in the sales mix of the Company as discussed above and a increase in the estimate of the accounts receivable allowance for doubtful accounts and an increase in the inventory valuation allowance.

     Operating Expenses. Operating expenses decreased $295,174 to $135,173 for the three months ended October 31, 2001 from $430,347 for the comparable period in the prior year. The decrease in operating expenses was primarily due to the decrease in marketing expenses of approximately $105,000 from $143,343 for the three months ended October 31, 2000 to $37,789 for the three months ended October 31, 2001 and the reduction in salary and wage expense of approximately $103,000 to $33,649 for the three months ended October 31, 2001 from $136,617 for the comparable period in the prior year.

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2000

     Revenue Earned. Revenue earned increased $799,539 to $1,235,701 for the nine months ended October 31, 2001 from $ 436,162 for the comparable period in 2000, an increase of 183%. The increase in revenue earned was primarily due to the continued development of business from existing customers, expansion of product lines and increases in advertising through media and the internet.

     Cost of Sales. Cost of sales increased approximately $435,248 or 163 % from $266,735 to $701,983 for the nine months ended October 31, 2000 and October 31, 2001, respectively. Cost of sales as a percentage of revenue earned, increased from 39 % to 43 % for the six months ended October 31, 2001 and 2000, respectively. The increase in cost of sales ratio was primarily a result of a change in the sales mix of the Company and an increase in the estimate of the accounts receivable allowance and an increase in the inventory valuation allowance.

     Operating Expenses. Operating expenses decreased approximately $234,000 to $633,871 for the nine months ended October 31, 2001 from $867,528 for the comparable period in the prior year. The decrease in operating expenses was primarily due to the decrease in marketing expenses of approximately $106,000 from $181,343 for the six months ended October 31, 2000 to $75,789 for the comparable period in the prior year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash Flows. For the nine months ended October 31, 2001, operating activities utilized approximately $567,000 of cash. The net loss adjusted for non - cash items such as depreciation and amortization used $115,000 of cash. The net decrease in operating assets used $34,000 in cash. The decrease in net operating liabilities used $417,000 of cash. Financing activities provided $565,000 of cash primarily from proceeds of notes payable and advances from officers.

     The working capital has been funded primarily by loans from Phillip Wasserman, President of Sportsend, Inc. The funds received are from loans that are non interest bearing and are payable on demand.

     The Company's capital requirements have been and continue to be significant and for the nine months ended October 31, 2001 its cash requirements have been exceeding its cash flow form operations. The Company estimates that it will need to raise additional funds within the next nine months to fund the Company's planned business activities. The Company intends on conducting a private offering of its common stock to finance planned business activities.

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

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

     Not  Applicable

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

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

                                 SPORTSEND, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SPORTEND,  INC.

Dated:          January  3,  2002            /s/  Phillip Wasserman
                                             ------------------------------
                                             Phillip  Wasserman,  President

Dated:          January  3,  2002            /s/  Linda  Johnson
                                             ------------------------------
                                             Linda  Johnson,  Secretary